Form 10-K405
period 1997-12-31
CONSUMERS US INC
filed 1998-03-31
CIK 1041195

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       (Mark one)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              CONSUMERS U.S., INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                   23-2874087
-------------------------------                      ------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

3140 William Flinn Highway, Allison Park, Pennsylvania              15101
------------------------------------------------------              -----
        (Address of principal executive offices)                  (Zip Code)

         Registrant's telephone number, including area code 412-486-9100
                                                            ------------
          Securities registered pursuant to Section 12(b) of the Act:
                                      None
                                      ----
           Securities registered pursuant to section 12(g) of the Act:
                                      None
                                      ----

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

All voting and non-voting stock of the registrant is held by an affiliate of the registrant. Number of shares outstanding of each class of common stock at March
           27, 1998: Common Stock, $.01 par value, 17,000,100 shares

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

ITEM 1.  BUSINESS.

COMPANY OVERVIEW

         Consumers U.S., Inc. ("Consumers U.S."), a wholly-owned subsidiary of Consumers International Inc. ("Consumers International"), which is a wholly-owned subsidiary of Consumers Packaging Inc. ("Consumers"), was formed in January 1997 to hold an investment in Anchor Glass Container Corporation ("Anchor" or "New Anchor") which acquired certain assets and assumed certain liabilities of the former Anchor Glass Container Corporation ("Old Anchor"), now Anchor Resolution Corp.

         Consumers U.S., has no independent operations, and is consolidated with its majority-owned subsidiary, Anchor (together the "Company"). Consumers U.S. holds 64.8% of the total outstanding voting common shares of Anchor and holds the majority of Anchor board of directors positions.

         Anchor is the third largest manufacturer of glass containers in the United States. Anchor produces a diverse line of flint (clear), amber, green and other colored glass containers of various types, designs and sizes. The Company manufactures and sells its products to many of the leading producers of beer, liquor, food, juice, tea, soda and mineral water.

         Anchor was formed in January 1997 to acquire certain assets and assume certain liabilities of Old Anchor, which was a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code of 1978, as amended (the "Bankruptcy Code"). The Company purchased eleven operating glass container manufacturing facilities and other related assets (the "Anchor Acquisition"). Prior to the Anchor Acquisition on February 5, 1997, the Company did not conduct any operations. Consumers, Canada's only glass container manufacturer, currently owns approximately 59% of New Anchor indirectly on a fully diluted basis. Old Anchor was formed by members of the management of the Glass Container Division of Anchor Hocking Corporation (the "Glass Container Division") and persons associated with Wesray Corporation to carry out the leveraged acquisition in 1983 of the business and certain of the assets of the Glass Container Division. Old Anchor acquired Midland Glass Company, Inc. in 1984 and Diamond Bathurst, Inc. in 1987.

         In November 1989, Vitro S.A. ("Vitro") acquired substantially all of the stock of Old Anchor. Simultaneously, Vitro acquired all of the stock of Latchford Glass Company, which was subsequently merged into Old Anchor. In September 1996, Old Anchor filed for protection under Chapter 11 of the Bankruptcy Code.

RECENT DEVELOPMENTS

         The Anchor Acquisition. The purchase price paid by the Company for the Anchor Acquisition is subject to adjustment. On June 13, 1997, Old Anchor delivered to the Company the closing balance sheet, which indicated that Old Anchor believed that it was entitled to additional payments totaling approximately $76.3 million from the Company and Owens Brockway Glass Container Inc. ("Owens"), who together with New Anchor, acquired substantially all of the assets and assumed certain liabilities from Old Anchor. On July 28, 1997, the Company delivered its notice of disagreement to Old Anchor, which requested a reduction of the purchase price of approximately $96.8 million. Since that time, the parties have been negotiating the amount of the adjustment, and have reached a proposed settlement (the "Proposed Settlement"). The Proposed Settlement requires the payment by the Company to Old Anchor of an additional $1.0 million in cash and the issuance of 1,225,000 warrants to purchase additional shares of common stock of New Anchor, together valued at approximately $7.1 million, recorded as an adjustment to goodwill. In addition, the Company will issue 525,000 warrants to purchase additional shares of common stock of New Anchor to an affiliate of Consumers U.S., valued at approximately $2.6 million, recorded as an expense. None of the warrants to be issued will require any payment upon exercise. The effect of the Proposed Settlement has been reflected in the financial statements for the period ended December 31, 1997. The Proposed Settlement is subject to final approval of the Company, Old Anchor and the bankruptcy court.

         The First Mortgage Notes and Exchange Offer. On April 17, 1997, Anchor issued $150.0 million aggregate principal amount of its 11 1/4% First Mortgage Notes due 2005 (the "First Mortgage Notes") and used a portion of the net proceeds therefrom to repay all amounts outstanding under the $130.0 million loan facility, (the "Anchor Loan Facility") and advances outstanding under the $110.0 million revolving credit facility (the "Revolving Credit Facility"). Upon the effectiveness of its registration statement on Form S-4, the Company commenced an offer to exchange the First Mortgage Notes for a like principal amount of new 11 1/4 % First Mortgage Notes due 2005. The exchange offer expires March 30, 1998.

         The Senior Note Offering. In March 1998, Anchor issued $50.0 million aggregate principal amount of its 9 7/8% Senior Notes due 2008 (the "Senior Notes"). The Senior Notes are senior unsecured obligations ranking pari passu in right of payment with all existing and future senior indebtedness of Anchor. Proceeds of the offering will be used for capital expenditures necessary to meet customer needs and general corporate purposes.

PRODUCTS

         The table below provides a summary by product group of net sales (in millions of dollars) and approximate percentage of net sales by product group for Old Anchor for the years 1995 and 1996 and for the Company for the period from February 5, 1997 to December 31, 1997.

                                     Old Anchor                           New Anchor
                    -------------------------------------------     --------------------
                                                                        February 5 to
Products                    1995                    1996              December 31, 1997
--------            -------------------------------------------     --------------------
Beer                $ 377.1        39.4%    $ 304.7        37.4%    $ 202.0         35.5%
Liquor/Wine           202.6        21.2       200.4        24.6       125.8         22.1
Food                  172.1        18.0       166.0        20.4       113.5         19.9
Tea                   104.7        10.9        61.0         7.5       43.80          7.7
Beverage/Water         60.1         6.3        42.1         5.2        37.3          6.6
Other                  40.0         4.2        40.2         4.9        47.0          8.2
                    -------     -------     -------     -------     -------      -------
Total               $ 956.6       100.0%    $ 814.4       100.0%    $ 569.4        100.0%
                    =======     =======     =======     =======     =======      =======

         There can be no assurance that the information provided in the preceding table is indicative of the glass container product mix of the Company for 1998 or in subsequent years. Management's strategy is to focus on shifting its product mix towards those products management believes likely to both improve operating results and increase unit volume.

CUSTOMERS

         The Company produces glass containers mainly for a broad base of customers in the food and beverage industries in the United States. The Company's ten largest continuing customers include well-known brand names such as The Stroh Brewery Company ("Stroh's"), Anheuser-Busch Companies, Inc. ("Anheuser-Busch"), Latrobe (Rolling Rock), The Coca-Cola Trading Company (non-carbonated), PepsiCo, Inc., Triarc Mistic, Saxco International, Inc., Specialty Products Company (Nabisco), Jim Beam Brands and Hunt-Wesson. The majority of the Company's glass container designs are produced to customer specifications and sold on a contract basis.

         The Company's two largest customers, Stroh's and Anheuser-Busch, accounted for approximately 15.6% and 8.8% of its net sales for the period from February 5, 1997 to December 31, 1997, respectively. The loss of either of such customers could have a material adverse effect of the Company's business, results of operations and financial condition. The Company's ten largest customers, named above, accounted for approximately 45% of net sales for the period from February 5, 1997 to December 31, 1997.

         Anchor has entered into a contract with Stroh's to become the exclusive producer of all glass beer containers for Stroh's product in the United States. In addition, following the Anchor Acquisition, the Company secured a purchase order with Anheuser-Busch to produce approximately 4.0 million gross during 1997, which represented approximately 12.0% of the Company's 1997 volume. For 1998, Anchor has secured another purchase order with Anheuser-Busch to produce, subject to Anheuser-Busch's requirements, approximately 9.9 million gross, which represents approximately 25% of the Company's 1998 volume under contract. During 1996, Anheuser-Busch substantially reduced its purchases from Old Anchor to 6.8 million gross and, before the Anchor Acquisition, had indicated its intention to further decrease its business with Old Anchor after 1996. Anheuser-Busch renegotiates with the Company each year for the next year's purchase orders. Accordingly, past purchase orders placed by Anheuser-Busch are not necessarily indicative of future purchase orders.

MARKETING AND DISTRIBUTION

         The Company's products are primarily marketed by an internal sales and marketing organization that consists of 13 direct sales people and 27 business managers who are organized into teams with responsibility for each specific product line. Old Anchor's sales force was principally compensated based on increase of sales volume without regard to margin. Management has implemented a sales compensation program based on improving margin at the plant level as well as increases in sales volume. In addition, Mr. Ghaznavi has extensive industry and customer networks. From 1995 through 1997, he served as Chairman of the Board of Trustees of the Glass Packaging Institute, the leading industry organization that includes as its members manufacturers representing over 95% of North America's glass container production and he remains a member of its board. As a result of the Company's affiliation with Consumers and Glenshaw Glass Company, Inc. ("Glenshaw"), Consumers and Glenshaw sales personnel will also market the capabilities of Anchor with respect to certain production in exchange for a market-based commission. See Item 13. - Certain Relationships and Related Transactions.

         Certain production has been and will continue to be reallocated among the Company's ongoing plants in order to maximize machine capability and geographic proximity to customers. In addition, Anchor intends to capitalize on its affiliation with Consumers, with certain U.S. customers formerly served by Consumers having their production shifted to U.S.-based Anchor facilities closer to such customers and certain Canadian customers formerly served by Anchor having their production shifted to Canadian-based Consumers facilities closer to such customers, in each case in exchange for a market-based commission payable to the entity shifting its existing production or responsible for the new business. With reduced shipping distances as a result of this reallocation of production, Anchor believes it will be able to reduce shipping time to customers, decrease levels of breakage incurred in shipping product over longer distance and improve efficiency at its plants resulting in faster and higher quality production and service for its customers.

SEASONALITY

         Due principally to the seasonal nature of the brewing, iced tea and other beverage industries, in which demand is stronger during the summer months, the Company's shipment volume is expected to be higher in the second and third quarters. Consequently, the Company normally builds inventory during the first quarter in anticipation of seasonal demands during the second and third quarters. Historically, the Company has scheduled shutdowns of its plants for furnace rebuilds and machine repairs in the first and fourth quarters of the year to coincide with scheduled holiday and vacation time under its labor union contracts. These shutdowns adversely affect profitability during the first and fourth quarters. The Company is reviewing alternatives to reduce downtime during these periods in order to minimize disruption to the production process and its negative effect on profitability.

SUPPLIERS AND RAW MATERIALS

         Sand, soda ash, limestone, cullet and corrugated packaging materials are the principal materials used by the Company. All of these materials are available from a number of suppliers and the Company is not dependent upon any single supplier for any of these materials. Management believes that adequate quantities of these materials are and will be available from various suppliers. Material increases in the cost of any of these items could have a significant impact on the Company's operating results.

         All of the Company's glass melting furnaces are equipped to burn natural gas, which is the primary fuel used at its manufacturing facilities. Backup systems are in place at most facilities to permit the use of fuel oil or propane should that become necessary. Electricity is used in certain instances for supplementary melting. Although natural gas remains generally less expensive than electricity, prices for natural gas have fluctuated in recent years, with significant increases in 1993, declines in 1994, and moderate increases, after some significant fluctuations, in 1995, 1996 and 1997. While certain of these energy sources may become increasingly in short supply, or subject to governmental allocation or excise taxes, the Company cannot predict the effects, if any, of such events on its future operations. In addition, the Company utilizes a natural gas risk management program to hedge future requirements and to minimize fluctuation in the price of natural gas.

COMPETITION

         The glass container industry is a mature, low growth industry. This low growth combined with excess capacity in the industry have made pricing an important competitive factor. In addition to price, Anchor and the other companies in the glass container manufacturing industry compete on the basis of quality, reliability of delivery and general customer service. Anchor's principal competitors are Owens and Ball-Foster Glass Container Co., L.L.C. ("Ball-Foster"). These competitors are larger and have greater financial and other resources than the Company. The glass container industry in the United States is highly concentrated, with the three largest producers in 1997, which included Anchor, estimated to have accounted for 94% of 1997 domestic volume by management's estimate. Owens has a relatively large research and development staff and has in place numerous technology licensing agreements with other glass producers, including the Company. See "--Intellectual Property."

         The Company's business consists exclusively of the manufacture and sale of glass containers. Certain other glass container manufacturers engage in more diversified business activities than the Company (including the manufacture and sales of plastic and metal containers). In addition, plastics and other forms of alternative packaging have made substantial inroads into the container markets in recent years and will continue to affect demand for glass container products. According to industry sources, unit sales in the U.S. glass container manufacturing industry in 1996 were down 2.1% from 1995. The compound annual decline in unit shipments from 1991 to 1996 was approximately 1.5%. Competitive pressures from alternative forms of packaging, including plastics, as well as consolidation in the glass container industry, have resulted in excess capacity and have led to severe pricing pressures on glass container manufacturers. Further, management believes that consistent productivity improvements among glass and glass alternatives can be expected to decrease capacity utilization rates for the industry or result in additional plant closures.

         While competitive pressures from plastics are expected to remain intense, management has identified several product segments where it believes that there are still growth opportunities. In general, management believes that the beer segment provides stronger potential for growth than the food segment which has seen declines of over 7.0% in each of 1995 and 1996. In particular, sales of glass beer containers, were up approximately 3.7% in 1997 and have experienced comparable growth rates over the past five years. Glass beer bottles are also expected to continue to benefit from consumer preferences for a more sophisticated appearing container.

QUALITY CONTROL

         The Company maintains a program of quality control with respect to suppliers, line performance and packaging integrity for glass containers. The Company's production lines are equipped with a variety of automatic and electronic devices that inspect containers for dimensional conformity, flaws in the glass and various other performance attributes. Additionally, products are sample inspected and tested by Company employees on the production line for dimensions and performance and are also inspected and audited after packaging. Containers which do not meet quality standards are crushed and recycled as cullet.

         The Company monitors and updates its inspection programs to keep pace with modern technologies and customer demands. The Company maintains its own laboratory where samples of glass and raw materials from its plants are routinely chemically and electronically analyzed to monitor compliance with quality standards. Laboratories are also maintained at each manufacturing facility to test various physical characteristics of products.

INTELLECTUAL PROPERTY

         Pursuant to a Technology Assistance and License Agreement between Owens and Consumers, Anchor is entitled to use patents, trade secrets and other technical information of Owens relating to glass manufacturing technology. The agreement, entered into in February 1997, provides for a term of up to ten years.

         While the Company holds various patents, trademarks and copyrights of its own, it believes its business is not dependent upon any one of such patents, trademarks or copyrights.

EMPLOYEES

         As of March 15, 1998, Anchor employed approximately 3,000 persons on a full-time basis. Approximately 500 of these employees are salaried office, supervisory and sales personnel. The remaining employees are represented principally by two unions, Glass Molders, Pottery, Plastics and Allied Workers (the "GMP"), which represents approximately 90% of the Company's hourly employees, and the American Flint Glass Workers Union (the "AFGWU"), which represents approximately 10% of the Company's hourly employees. Anchor's two labor contracts with the GMP and its two labor contracts with the AFGWU have three year terms expiring on March 31, 1999 and August 31, 1999, respectively. Old Anchor was granted a deferral of the scheduled 1996 wage increase under its collective bargaining agreements. Anchor granted the 1996 increase effective as of the date of the Anchor Acquisition, and the 1997 increase effective as of April 1, 1997. These two increases represent an approximate 7% increase in wage rates as of April 1, 1997 as compared to 1996 wage rates.

         Old Anchor had not experienced a work stoppage since an industry-wide strike in 1968. The Company considers its employee relations to be good.

ENVIRONMENTAL AND OTHER GOVERNMENTAL REGULATIONS

         Environmental Regulation and Compliance. Anchor's operations are subject to increasingly complex and detailed Federal, state and local laws and regulations including, but not limited to, the Federal Water Pollution Control Act of 1972, as amended, the U.S. Clean Air Act, as amended, and the Federal Resource Conservation and Recovery Act, as amended, that are designed to protect the environment. Among the activities subject to regulation are the disposal of checker slag (furnace residue usually removed during furnace rebuilds), the disposal of furnace bricks containing chromium, the disposal of waste, the discharge of water used to clean machines and cooling water, dust produced by the batch mixing process, underground storage tanks and, air emissions produced by furnaces. In addition, the Company is required to obtain and maintain permits in connection with its operations. Many environmental laws and regulations provide for substantial fines and criminal sanctions for violations. Anchor believes it is in material compliance with applicable environmental laws and regulations. It is difficult to predict the future development of such laws and regulations or their impact on future earnings and operations, but Anchor anticipates that these standards will continue to require increased capital expenditures. There can be no assurance that material costs or liabilities will not be incurred.

         Certain environmental laws, such as the U.S. Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or Superfund") and analogous State laws provide for strict, joint and several liability for investigation and remediation of releases of hazardous substances into the environment. Such laws may apply to properties presently or formerly owned or operated by an entity or its predecessors, as well as to conditions at properties at which wastes attributable to an entity or its predecessors were disposed. There can be no assurance that Anchor or entities for which it may be responsible will not incur such liability in a manner that could have a material adverse effect on the financial condition or results of operations of the Company. See Item 3. Legal Proceedings.

         Employee Health and Safety Regulations. Anchor's operations are subject to a variety of worker safety laws. The U.S. Occupational Safety and Health Act of 1970 ("OSHA") and analogous laws mandate general requirements for safe workplaces for all employees. Anchor believes that it is operating in material compliance with applicable employees health and safety laws.

         Deposit and Recycling Legislation. In recent years, legislation has been introduced at the Federal, state and local levels that would require a deposit or tax, or impose other restrictions, on the sales or use of certain containers, particularly beer and carbonated soft drink containers. To date, 10 states have enacted some form of deposit legislation, although no such new legislation has been enacted since 1986. The enactment of additional laws or comparable administrative actions that would require a deposit on beer or soft drink containers, or otherwise restrict their use, could have a material adverse effect on the Company's business. In jurisdictions where deposit legislation has been enacted, the consumption of beverages in glass bottles has generally declined due largely to the preference of retailers for handling returned cans and plastic bottles. Container deposit legislation continues to be considered from time to time at various governmental levels.

         In lieu of this type of deposit legislation, several states have enacted various anti-littering recycling laws that do not involve the return of containers to retailers. The use of recycled glass, and recycling in general, are not expected to have a material adverse effect on the Company's operations.

ITEM 2.  PROPERTIES.

         Anchor's administrative and executive offices are located in Tampa, Florida. Anchor owns and operates nine glass manufacturing plants. Anchor also leases a building located in Streator, Illinois, that is used as a machine shop to rebuild glass-forming related machinery and one mold shop located in Zanesville, Ohio, as well as additional warehouses for finished products in various cities throughout the United States. Substantially all of the Anchor's owned and leased properties are pledged as collateral securing the Company's obligations under the First Mortgage Notes.

         As part of its long-term business strategy, the Company closed its Houston plant effective as of February 1997 and its Dayville plant effective as of April 1997. Two furnaces and five machines have also been removed from service, one furnace and one machine at the Company's Jacksonville plant and one furnace and four machines at its Connellsville plant. In addition, management will continue to monitor business conditions and utilization of plant capacity to determine the appropriateness of further plant closings.

         The following table sets forth certain information about the facilities owned and being operated by Anchor as of December 31, 1997.


          -------------------------------------------------------------------------------------
                                                   NUMBER OF       NUMBER OF      BUILDING AREA
          LOCATION (1)                             FURNACES         MACHINES      (SQUARE FEET)
          -------------------------------------------------------------------------------------
          Operating Plants:
          -------------------------------------------------------------------------------------
               Jacksonville, Florida (2)               3               5                624,000
          -------------------------------------------------------------------------------------
               Warner Robins, Georgia                  2               8                864,000
          -------------------------------------------------------------------------------------
               Lawrenceburg, Indiana                   1               4                504,000
          -------------------------------------------------------------------------------------
               Winchester, Indiana                     2               6                627,000
          -------------------------------------------------------------------------------------
               Shakopee, Minnesota                     2               6                360,000
          -------------------------------------------------------------------------------------
               Salem, New Jersey (3)                   3               6                733,000
          -------------------------------------------------------------------------------------
               Elmira, new York                        2               6                912,000
          -------------------------------------------------------------------------------------
               Henryetta, Oklahoma                     2               6                664,000
          -------------------------------------------------------------------------------------
               Connellsville, Pennsylvania (4)         2               4                624,000
          -------------------------------------------------------------------------------------


1) Keyser, West Virginia, Gas City, Indiana, Cliffwood, New Jersey, Royersford, Pennsylvania, Chattanooga, Tennessee, Houston, Texas and Dayville, Connecticut are closed plants that are part of the collateral securing the First Mortgage Notes and Anchor's obligations under the related indenture.
2) The Company removed one furnace and one machine from production at this facility in February 1997.
3) A portion of the site on which this facility is located is leased pursuant to several long-term leases.
4) The Company removed one furnace and four machines from production at this facility in February 1997.

         Headquarters Lease. In connection with the Anchor Acquisition, Anchor assumed and amended Old Anchor's lease of the headquarters facility located in Tampa, Florida and a related option to purchase. In January 1998, Anchor exercised its option to purchase and assigned the option to a third party purchaser of the facility. Anchor has entered into a lease pursuant to which Anchor will lease a portion of the headquarters facility for an initial term of ten years.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is, and from time to time may be, a party to routine legal proceedings incidental to the operation of its business. The outcome of these proceedings is not expected to have a material adverse effect on the financial condition or operating results of the Company, based on the Company's current understanding of the relevant facts and law.

         Anchor is engaged in investigation and remediation projects at plants currently being operated and at closed facilities. In addition, Old Anchor was named as a potentially responsible party (a "PRP") under CERCLA with respect to a number of sites. Of these sites, Anchor has assumed responsibility with respect to four sites that are currently active. While Anchor may be jointly and severally liable for costs related to these sites, in most cases, it is only one of a number of PRP's who are also jointly and severally liable. With respect to the four currently active sites for which Anchor has assumed responsibility, Anchor estimates that its share of the aggregate cleanup costs of such sites should not exceed $2.0 million, and that the likely range after taking into consideration the contributions anticipated from other potentially responsible parties could be significantly less. However, no assurance can be given that the cleanup costs of such sites will not exceed $2.0 million or that the Company will have these funds available. Anchor has established reserves of approximately $16.0 million for environmental costs which it believes are adequate to address the anticipated costs of remediation of these operated and closed facilities and its liability as a PRP under CERCLA. The timing and magnitude of such costs cannot always be determined with certainty due to, among other things, incomplete information with respect to environmental conditions at certain sites, new and amended environmental laws and regulations, and uncertainties regarding the timing of remedial expenditures.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         All of the issued capital stock of Consumers U.S. is owned by Consumers International. All of such shares are pledged by Consumers International to secure its obligations under the Consumers senior secured notes.

RECENT SALES OF UNREGISTERED SECURITIES

         On various dates since January 1997, Consumers U.S. sold and issued 17,000,100 shares of common stock, par value $.01 per share, valued at $5.00 per share. These shares were issued in an offering not involving a public offering pursuant to Section 4 (2) of the Securities Act, to Consumers International. As a condition to each of the above sales, the purchaser consented to a placement of a restrictive legend on the certificate representing the securities.

ITEM 6.  SELECTED FINANCIAL DATA.

                       SELECTED HISTORICAL FINANCIAL DATA

         The following table sets forth certain historical financial information of the Company. The selected financial data for the period from February 5, 1997 to December 31, 1997 has been derived from the Company's audited financial statements included elsewhere in the Form 10-K. The following information should be read in conjunction with the Company's financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                                     PERIOD FROM
                                                                                 FEBRUARY 5, 1997 TO
                                                                                 DECEMBER 31, 1997(1)
                                                                                ----------------------
                                                                                (dollars in thousands)
          STATEMENT OF OPERATIONS DATA:
          Net sales                                                                     $ 569,441
          Cost of products sold                                                           523,709
          Selling and administrative expenses                                              28,633
                                                                                        ---------
          Income from operations                                                           17,099
          Other expense, net                                                               (2,602)
          Interest expense                                                                (18,281)
                                                                                        ---------
          Loss before extraordinary item                                                   (3,784)
          Extraordinary item(2)                                                           (11,200)
                                                                                        ---------
          Loss before preferred stock dividends and minority interest                     (14,984)
          Preferred stock dividends of subsidiary                                          (5,062)
                                                                                        ---------
          Loss before minority interest                                                   (20,046)
          Minority interest                                                                (6,688)
                                                                                        ---------
          Net loss                                                                      $ (13,358)
                                                                                        =========

          BALANCE SHEET DATA (at end of period):
          Accounts receivable                                                           $  56,940
          Inventories                                                                     120,123
          Total assets                                                                    624,584
          Total debt                                                                      163,793
          Total stockholder's equity                                                       72,602

          OTHER FINANCIAL DATA:
          Net cash provided by operating activities                                    $   25,483
          Net cash used in investing activities                                          (257,255)
          Net cash provided by financing activities                                       232,832
          Depreciation and amortization                                                    51,132
          Capital expenditures                                                             41,634

------------------------

1)       The Anchor Acquisition was consummated on February 5, 1997.
2) Extraordinary item in the period from February 5, 1997 to December 31, 1997 resulted from the write-off of financing costs related to debt extinguished.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company was formed in January 1997 to consummate the Anchor Acquisition. On February 5, 1997, pursuant to an Asset Purchase Agreement, the Company and Owens acquired substantially all of the assets of, and assumed certain liabilities, of Old Anchor. In the Anchor Acquisition, the Company purchased eleven operating glass container manufacturing facilities and other related assets. Prior to the Anchor Acquisition, the Company had no operations and therefore the following discussion represents activity from February 5, 1997 through December 31, 1997 (the "1997 Period"). Accordingly, operations for the Company for the 1997 Period are not directly comparable to operations of Old Anchor for 1996.

RESULTS OF OPERATIONS

         Net Sales. Net sales for the 47 weeks in the 1997 Period for the continuing plants operated by the Company were approximately $569.4 million, or approximately $12.1 million per week. Net sales for the same nine plants for 1996 (52 weeks) under Old Anchor were approximately $722.7, or $13.9 million per week. Net sales per week decreased principally as a result of lower sales of beer products by the Company.

         Cost of Products Sold. The Company's cost of products sold in the 1997 Period was $523.7 million (or 92.0% of net sales), while Old Anchor's cost of products sold in 1996 was $831.6 million (or 102.1% of net sales) in 1996. Despite closing four plants in 1995 and 1996, Old Anchor still maintained excess capacity which reduced its ability to withstand the adverse industry conditions prevailing in 1996. In an attempt to fill excess capacity, some of Old Anchor's lost volume was replaced with smaller orders requiring shorter production runs as well as more frequent retooling and color changes, which led to higher unit costs and lower margins. Following the Anchor Acquisition, the Company closed its Houston and Dayville plants and removed from production two furnaces, one at each of two other plants. By reducing excess capacity and through a better utilization of the Company's workforce during the 1997 Period, wage increases of approximately 7% during the 1997 Period had only a limited impact.

         Selling and Administrative Expenses. Selling and administrative expenses for the 1997 Period were approximately $28.6 million (or 5.0% of net sales), while Old Anchor's selling and administrative expenses were $39.6 million in 1996 (or 4.8% of net sales). This slight increase in selling and administrative expenses as a percentage of net sales reflects additional charges for services provided by Consumers and is offset by lower personnel and fringe benefit costs primarily as a result of the headquarters cost reductions which occurred in March 1997.

         Net Income (Loss). The Company had a net loss in the 1997 Period of approximately $13.4 million, including an extraordinary loss of approximately $11.2 million as result of the write-off of certain financing fees in connection with the refinancing of the Anchor Loan Facility. Despite lower net sales per week in the 1997 Period compared to Old Anchor's net sales per week in 1996, income form operations during the 1997 Period for the continuing plants was approximately $17.1 million, while Old Anchor has a loss from operations in 1996 from these same plants of $63.2 million, principally as a result of the return to higher margin business and reduced cost of products sold and selling and administrative expenses.

     LIQUIDITY AND CAPITAL RESOURCES

         In the 1997 Period, operating activities provided $25.5 million in cash, reflecting the loss before extraordinary item adjusted for changes in working capital items. Cash consumed in investing activities for the 1997 Period was $257.3 million, principally reflecting the cash component of the Anchor Acquisition. Additionally, in February 1997, the Company contributed $9.0 million in cash to the Company's defined benefit pension plans. Capital expenditures in the 1997 Period were $41.6 million. Cash increased from financing activities for the 1997 Period by $232.8 million reflecting the issuance of capital stock and borrowings in connection with the Anchor Acquisition.

         Capital expenditures required for environmental compliance were approximately $0.8 million for 1997 and are anticipated to be approximately $1.7 million annually in 1998 and 1999. However, there can be no assurance that future changes in such laws, regulations or interpretations thereof or the nature of the Company's operations will not require the Company to make significant additional capital expenditures to ensure compliance in the future.

         The purchase price of the Anchor Acquisition was approximately $250.0 million and was comprised of: approximately $200.5 million in cash, $47.0 million face amount (1,879,320 shares) of Series A Preferred Stock of Anchor and $2.5 million of common stock (490,898 shares) of Class A Common Stock of Anchor. However, the purchase price paid by the Company is subject to adjustment. On June 13, 1997, Old Anchor delivered to the Company the unaudited Closing Balance Sheet, which indicated that Old Anchor believed that it was entitled to additional payments from the Company and Owens totaling approximately $76.3 million. On July 28, 1997, the Company delivered its notice of disagreement to Old Anchor, which requested a reduction to the purchase price of approximately $96.8 million. Since that time, the parties have been negotiating the amount of the adjustment, and have reached a proposed settlement (the "Proposed Settlement"). The Proposed Settlement requires the payment by Anchor to Old Anchor of an additional $1.0 million in cash and the issuance of 1,225,000 warrants for the purchase of additional shares of common stock of Anchor, together valued at $7.1 million. In addition, Anchor will issue 525,000 warrants to purchase additional shares of common stock to an affiliate of Consumers U.S., valued at $2.6 million. None of the warrants to be issued will require any payment upon exercise. The Proposed Settlement is subject to final approval by the Company, Old Anchor and the bankruptcy court.

         The Company obtained the cash portion of the purchase price from an $85.0 million cash investment by Consumers International in common stock Of Consumers U.S. and borrowings under the $130.0 million Anchor Loan Facility.

         In conjunction with the Anchor Acquisition, Anchor entered into a credit agreement providing for a $110.0 million Revolving Credit Facility. At March 20, 1998, advances outstanding under the Revolving Credit Facility were $5.9 million and the total outstanding letters of credit on this facility were $11.1 million.

         On April 17, 1997, Anchor completed an offering of $150.0 million aggregate principal amount of First Mortgage Notes. The First Mortgage Notes are senior secured obligations of the Company, ranking senior in right of payment to all existing and future subordinate indebtedness of Anchor and pari passu with all existing and future senior indebtedness of Anchor. The First Mortgage Notes are guaranteed by Consumers U.S. Proceeds from the issuance of the First Mortgage Notes, net of fees, were approximately $144.0 million and were used to repay $130.0 million outstanding under the Anchor Loan Facility and $8.8 million outstanding under the Revolving Credit Facility, with the balance used for general corporate purposes.

         As a result of its failure to have an exchange offer registration statement declared effective and to have exchanged all First Mortgage Notes validly tendered, Anchor has paid additional interest on the First Mortgage Notes. The amount of additional interest that the Company has paid has ranged from 0.5% in October 1997 to 1.5% in February 1998. This additional interest is expected to be nonrecurring and not significant to the Company's continuing operations.

         In March 1998, Anchor issued $50.0 million aggregate principal amount of its 9 7/8% Senior Notes due 2008. The Senior Notes are senior unsecured obligations ranking pari passu in right of payment with all existing and future senior indebtedness of Anchor. Proceeds of the offering will be used for capital expenditures necessary to expand to meet customer needs and general corporate purposes.

         The First Mortgage Notes Indenture and the Senior Notes Indenture contain certain covenants that restrict the Company from taking various actions, including, subject to specified exceptions, the incurrence of additional indebtedness, the granting of additional liens, the making of investments, the payment of dividends and other restricted payments, mergers, acquisitions and other fundamental corporate changes, capital expenditures, operating lease payments and transactions with affiliates. The Revolving Credit Facility also contains certain financial covenants that require the Company to meet and maintain certain financial tests and minimum ratios, including a minimum working capital ratio, a minimum consolidated net worth test and a minimum interest coverage ratio.

         Anchor may enter into a new revolving credit facility that will provide for revolving credit loans, and the issuance of letters of credit, in an aggregate amount not to exceed the lessor of $125.0 million and the borrowing base in effect. The new revolving credit facility will also contain certain customary covenants contained in the Revolving Credit Facility, including an event of default upon a change of control and upon a default under the Notes and/or certain other Indebtedness of Anchor. The new revolving credit facility will also require Anchor to meet and maintain certain financial tests and minimum ratios, including minimum leverage ratio, a minimum consolidated net worth test and a minimum interest coverage ratio.

         The Company expects significant expenditures in the 1998, including interest expense on the First Mortgage Notes and the Senior Notes, required pension plan contributions of $17.0 million, payment in respect of Anchor's supply agreement with The Stroh Brewery Company of $7.0 million, capital expenditures of approximately $55.0 million and closing costs associated with the closed manufacturing facilities of approximately $11.0 million. In addition, Anchor is required to make pension plan contributions for underfundings of $13.9 million in 1999 and $40.5 million to be contributed over the three years thereafter. Also, as a result of the valuation performed by an independent appraiser of the Series A Preferred Stock contributed to the plans, which was completed in November 1997, Anchor is required to make an additional pension contribution of $0.7 million in 1998. Peak needs are in spring and fall at which time working capital borrowings are estimated to be $20.0 million higher than at other times of the year. The Company's principal sources of liquidity through 1998 are expected to be funds derived from operations, proceeds from the Senior Note offering, borrowings under the Revolving Credit Facility and proceeds from asset sales.

     IMPACT OF INFLATION

         The impact of inflation on the costs of the Company, and the ability to pass on cost increases in the form of increased sales prices, is dependent upon market conditions. While the general level of inflation in the domestic economy has been at relatively low levels, the Company has begun to pass on inflationary cost increases either as a result of contractual arrangements permitting the pass on of cost increases or as the result of recent negotiations with various customers.

     SEASONALITY

         Due principally to the seasonal nature of the brewing, iced tea and soft drink industries, in which demand is stronger during the summer months, the Company's shipment volume is expected to be higher in the second and third quarters. Consequently, the Company will build inventory during the first quarter in anticipation of seasonal demands during the second and third quarters. In addition, the Company will schedule shutdowns of its plants for furnace rebuilds and machine repairs in the first and fourth quarters of the year to coincide with scheduled holiday and vacation time under its labor union contracts. These shutdowns and seasonal sales patterns adversely affect profitability during the first and fourth quarters. The Company is reviewing alternatives to reduce downtime during these periods in order to minimize disruption to the production process and its negative effect on profitability.

     YEAR 2000

         The Company's plan is to achieve Year 2000 compliance while integrating the operations of the Company and Consumers. The Company's information systems cover a broad spectrum of software applications and hardware custom designed for its manufacturing processes and are similar to those of Consumers. Consumers, after an extensive study of its general technology needs, decided to upgrade its information systems from a platform based on large IBM mainframes to a platform based on mid-range database servers. This upgrade will resolve any Year 2000 issues. To better integrate its information systems with those of Consumers, the Company will begin a similar upgrade of its systems in the second quarter of 1998 with a planned implementation date of March 1999, which management believes provides sufficient time to resolve any unexpected issues. Certain of these upgrades are included in the capital expenditure budget.

     INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

         With the exception of the historical information contained in this report, the matters described herein contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "intend," "project," "will be," "will likely continue," "will likely result," or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties (including, but not limited to, economic, competitive, governmental and technological factors outside the control of the Company) which may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties may include the ability of management to implement its business strategy in view of the Company's limited operating history and the recent insolvency of Old Anchor; the highly competitive nature of the glass container market and the intense competition from makers of alternative forms of packaging; the Company's focus on the beer industry and its dependence on certain key customers; the seasonal nature of brewing, iced tea and other beverage industries; the Company's dependence on certain executive officers; and changes in environmental and other government regulations. The Company operates in a very competitive environment in which new risk factors can emerge from time to time. It is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or a combination of factors, any cause actual results to differ materially from those contained in forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                                Page No.
                                                                                --------
               Index to Financial Statements of Consumers U.S., Inc.               F-1

                   Report of Independent Public Accountants                        F-2

                   Consolidated Statement of Operations -
                     Period from February 5, 1997 to December 31, 1997             F-3

                   Consolidated Balance Sheet-
                     December 31, 1997                                             F-4

                   Consolidated Statement of Cash Flows -
                     Period from February 5, 1997 to December 31, 1997             F-6

                   Consolidated Statement of Stockholder's Equity -
                     Period from February 5, 1997 to December 31, 1997             F-8

                   Notes to Consolidated Financial Statements                      F-9

               Index to Financial Information of Old Anchor                        H-1

                   Report of Independent Public Accountants                        H-2

                   Consolidated Statements of Operations -
                     Period from January 1, 1997 to February 4, 1997 and
                     Years Ended December 31, 1996 and 1995                        H-3

                   Consolidated Balance Sheets-
                     February 4, 1997 and December 31, 1996                        H-4

                   Consolidated Statements of Cash Flows -
                     Period from January 1, 1997 to February 4, 1997 and
                     Years Ended December 31, 1996 and 1995                        H-6

                   Consolidated Statements of Stockholder's
                     Equity (Deficiency in Assets)-
                     Period from January 1, 1997 to February 4, 1997 and
                     Years Ended December 31, 1996 and 1995                        H-8

                   Notes to Consolidated Financial Statements                      H-9



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Old Anchor's consolidated balance sheet as of December 31, 1996 and its consolidated statements of operations, cash flows and stockholder's equity (deficiency in assets) for each of the two years in the period ended December 31, 1996 included in this Form 10-K have been previously audited by Deloitte & Touche LLP ("Deloitte"), independent accountants to Old Anchor (whose report disclaimed an opinion on the 1996 consolidated financial statements of Old Anchor and included explanatory paragraphs referring to the bankruptcy proceedings of the Company and to the remaining deficiency in assets after the sale of substantially all of the assets and business of the Company and the substantial doubt that it raises relative to the ability of the Company to continue as a going concern). Pursuant to the Asset Purchase Agreement, the purchase price for the Anchor Acquisition is subject to adjustment based on an audited balance sheet (the "Closing Balance Sheet"). As discussed under "Item 1. Business - Recent Developments" the parties are in settlement negotiations regarding the appropriate adjustment. As Deloitte was engaged to audit the Closing Balance Sheet (however, an audit opinion has not been issued) and continues to be the independent accountants to Old Anchor, Old Anchor informed the Company that it was inappropriate for Deloitte to provide its consent to the use of its audit report for these periods. Accordingly, Arthur Andersen LLP audited the financial statements of Old Anchor for these periods. There have not been any disagreements with Deloitte on any matter of accounting principles, financial statement disclosure or auditing scope or procedures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS OF CONSUMERS U.S.

         Directors and Executive Officers. The following table sets forth certain information regarding each of the directors and executive officers of Consumers U.S.

         -----------------------------------------------------------------------------------------------
         NAME                         AGE    POSITION
         -----------------------------------------------------------------------------------------------
         John J. Ghaznavi             62     Chairman, Chief Executive Officer and Director
         -----------------------------------------------------------------------------------------------
         David T. Gutowski            50     Vice President- Treasurer, Assistant Secretary and Director
         -----------------------------------------------------------------------------------------------
         C. Kent May                  58     Secretary and Director
         -----------------------------------------------------------------------------------------------
         M. William Lightner, Jr.     63     Vice President and Chief Financial Officer
         -----------------------------------------------------------------------------------------------

         Term of Office. Each director serves until the first annual meeting of stockholders and until their successors are elected and qualified or until their earlier resignation or removal, except as set forth in the Certificate of Incorporation. Each officer serves until the first meeting of the Board of Directors following the next annual meeting of the stockholders and until his successor shall have been chosen and qualified.

         John J. Ghaznavi became Chairman of the Board and Chief Executive Officer of the Consumers U.S. in January 1997. He has been Chairman and Chief Executive Officer of each of Anchor, Consumers, Glenshaw and G&G since 1997, 1993, 1988 and 1987, respectively. Mr. Ghaznavi currently has served as Chairman of the Board of Trustees of the Glass Packaging Institute.

         David T. Gutowski became a director and Vice-President, Treasurer and Assistant Secretary of Consumers U.S. in January 1997. He joined Anchor in January 1997 as a director and as a Vice President and become Vice President-Administration in March 1997 and Senior Vice President-Administration in June 1997. He has been a director of Consumers since 1993. Mr. Gutowski served as Treasurer and Chief Financial Officer of G&G since 1988.

         C. Kent May became a director and Secretary of Consumers U.S. in January 1997. He became Vice President, General Counsel and Secretary of Anchor in March 1997. He became Senior Vice President in June 1997. Mr. May has served as a director of Consumers since 1993 and he was appointed General Counsel of Consumers in March 1997. Mr. May has been an associate, partner of member of the law firm of Eckert Seamans Cherin & Mellott, LLC since 1964, and served as the managing partner of such firm from 1991 to 1996.

         M. William Lightner, Jr. became a director and Vice President and Chief Financial Officer of Consumers U.S. in January 1997. He joined Anchor in January 1997 as a director and Vice President, Treasurer and Chief Financial Officer. He became Vice President-Finance in March 1997 and Senior Vice President-Finance in June 1997. Since July 1994, Mr. Lightner has been Vice President of Finance and Chief Financial Officer of Consumers. From 1989 to 1992, Mr. Lightner served as Chairman of MICA Resources, a privately held aluminum processor and brokerage company. Mr. Lightner was a partner with Arthur Andersen & Co. from 1969 to 1989.

         Officers of Consumers U.S. serve at the discretion of the Board of Directors.

BOARD OF DIRECTORS OF CONSUMERS U.S.

         Compensation of Directors. Directors of Consumers U.S. do not receive any compensation or reimbursement.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

         Consumers U.S. was organized in January 1997 as a holding company for Anchor. Consumers U.S. does not conduct any operations. Officers and directors for Consumers U.S. are not compensated for acting in such capacity.

COMPENSATION OF DIRECTORS

         There are no non-employee directors of Consumers U.S. Employee directors are not compensated in such capacity.

EMPLOYMENT CONTRACTS

         Consumers U.S. does not, as a general rule, enter into employment agreements with its executive officers and/or other key employees.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL STOCKHOLDERS OF CONSUMERS U.S.

         All of the issued and outstanding capital stock of Consumers U.S. is owned by Consumers International. All of such shares were pledged by Consumers International to secure its obligations under the Consumers International Notes and the Consumers International Indenture. The address of Consumers International is 777 Kipling Avenue, Toronto, Ontario, Canada, M8Z 5Z4.

         The following table sets forth information with respect to the beneficial ownership of the Common Stock of Consumers U.S. as of December 31, 1997 by (i) each Director of Consumers U.S. and (ii) the Chief Executive Officer of Consumers U.S.

------------------------------------------------------------------------------------------------------------
                                         CLASS AND AMOUNT OF
                                             BENEFICIAL              PERCENTAGE              PERCENTAGE
                                            OWNERSHIP(1)            (BY CLASS)(1)         (BOTH CLASSES)(1)
------------------------------------------------------------------------------------------------------------
                                                    Primary
                                                   and Fully                 Fully                    Fully
NAME(1)                                  Actual     Diluted     Primary     Diluted      Primary     Diluted
------------------------------------------------------------------------------------------------------------
DIRECTORS AND EXECUTIVE OFFICERS:
------------------------------------------------------------------------------------------------------------
John J. Ghaznavi(2)                        --          --           --          --          --            --
------------------------------------------------------------------------------------------------------------
David T. Gutowski(3)                       --          --           --          --          --            --
------------------------------------------------------------------------------------------------------------
C. Kent May(4)                             --          --           --          --          --            --
------------------------------------------------------------------------------------------------------------
M. William Lightner(5)                     --          --           --          --          --            --
------------------------------------------------------------------------------------------------------------
All directors and executive officers
       as a group (4 persons)              --          --           --          --          --            --
-------------------------------------------------------------------------------------------------------------


--------------------

(1) Unless otherwise indicated in these footnotes, each stockholder has sole voting and investment power with respect to shares beneficially owned and all addresses are in care of the Company. All primary share amounts and percentages reflect beneficial ownership determined pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All fully diluted share amounts and percentages reflect beneficial ownership of Voting Common Stock determined on a fully diluted basis. All information with respect to beneficial ownership has been furnished by the respective Director, executive officer or stockholder, as the case may be, as of December 31, 1997.

(2) Through G&G, Ghaznavi Canada, Inc. and other affiliates, Mr. Ghaznavi beneficially owns 21,619,584 shares of the voting common stock of Consumers, including 1,588,126 shares issuable upon the exercise of currently exercisable options.
(3) Mr. Gutowski beneficially owns 45,600 shares of the voting common stock of Consumers, including 40,000 shares issuable upon the exercise of currently exercisable options, but not including 5,700 shares owned by Mr. Gutowski's children with respect to which Mr. Gutowski disclaims beneficial ownership.
(4) Mr. May beneficially owns 17,600 options to purchase shares of the voting common stock of Consumers, all of which are issuable upon the exercise of currently exercisable options.
(5) Mr. Lightner beneficially owns 63,800 shares of the voting common stock of Consumers, including 60,000 shares issuable upon the exercise of currently exercisable options, but not including 500 shares owned by Mr. Lightner's spouse with respect to which Mr. Lightner disclaims beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company is part of a group of glass manufacturing companies (the "Affiliated Glass Manufacturers") with Consumers and Glenshaw, each of which is controlled by Mr. Ghaznavi through G&G. The Company currently engages (and intends to expand) in a variety of transactions with Consumers and Glenshaw as a part of its strategy to achieve synergies among the companies. These expected transactions may include bulk purchasing of raw and packaging materials, provision of technical and engineering services, joint utilization of Anchor's mold and repair shops and the possible consolidation of certain functions such as sales, engineering and management information services.

         Consumers U.S. has entered into an Intercompany Agreement (the "Intercompany Agreement") with G&G, Consumers, Consumers International Inc., Anchor, Glenshaw, Hillsboro Glass Company ("Hillsboro"), I.M.T.E.C. Enterprises, Inc., a machinery manufacturer majority-owned by G&G, and certain related companies which establishes standards for certain intercompany transactions. Pursuant to the Intercompany Agreement, the Company may, from time to time, fill orders for customers of Affiliated Glass Manufacturers and Affiliated Glass Manufacturers may, from time to time fill orders for customers of the Company. In such case, where the customer is not a common customer, the company that does the manufacturing will pay a market commission, set a 5% of the invoiced amount, to the company that referred the customer. In the event of a transfer of a customer to the Company by an Affiliated Glass Manufacturers or to an Affiliated Glass Manufacturers by the Company, the transfer is treated as though the transferee had filled the orders for the transferred customer.

         In connection with any bulk purchasing of raw materials, packaging materials, machinery, insurance, maintenance services, environmental services and other items and services used in this business, each of the Affiliated Glass Manufacturers will share out-of-pocket costs of the purchasing activities without payment of commissions. Similarly, in connection with the provision of technical, engineering or model design services, the company providing the services will receive reasonable per diem fees and costs for the employees provided. For services such as the provision of molds, the company providing the service will receive cost plus a reasonable market mark-up.

         Transactions carried out in accordance with the Intercompany Agreement do not require approval of the board of directors or fairness opinions. Any amendment to the Intercompany Agreement is subject to the Indenture requirement that it be in writing, on terms no less favorable to the Company than could have been obtained in a comparable arms' length transaction between the Company and third parties and is subject to the approval of the Board of Directors ("Affiliate Transaction Provisions"). The Revolving Credit Agreement and the Indenture require that transactions between the Company and an affiliate be in writing on no less favorable terms to the Company than would be obtainable in a comparable arms' length transaction between the

Company and a person that is not an affiliate. In addition, transactions exceeding certain threshold values require the approval of the Company's board of directors, the approval of the Company's independent directors or an independent fairness opinion.

         Certain affiliates of the Company are engaged in businesses other than the manufacture of glass containers, such as manufacturing or rehabilitating manufacturing equipment, automobile and truck leasing, shipping and real estate management. These transactions are subject to the Affiliate Transaction Provisions of the Indenture.

         Anchor is party to the Management Agreement with G&G. Pursuant to the Management Agreement, G&G is to provide specified managerial services for Anchor. For these services, G&G is entitled to receive an annual management fee of $3.0 million and to reimbursement of its out-of-pocket costs plus an administrative charge not to exceed 10% of those costs. The Revolving Credit Agreement and the Indenture limit management fee payments by the Company under the Management Agreement to $1.5 million per year unless Anchor meets certain financial tests, in which case such fees will accrue. In 1997, such tests were met and the fees due under the Management Agreement were $3.0 million.

         In September 1997, Hillsboro, a glass container manufacturing plant owned by G&G, discontinued manufacturing. All of Hillsboro's rights and obligations to fill orders under a supply contract between Consumers and one of its major customers have been purchased by Consumers and Anchor. In addition, in connection with a plan to simplify the corporate ownership structure of Consumers, Anchor and their affiliates, Glenshaw may become a subsidiary of Anchor.

         The Company from time to time has engaged the law firm of Eckert Seamans Cherin and Mellott, LLC, to represent it on a variety of matters. C. Kent May, an executive officer and director of the Company, is a member of such law firm.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      Financial Statements, Schedules and Exhibits

         1. Financial Statements. The Financial Statements of Consumers U.S. and Old Anchor and the Reports of Independent Public Accountants are included beginning at page F-1 and beginning at page H-1 of this Form 10-K. See the index included on page 15.
         2. Financial Statement Schedules. The following Financial Statement Schedules are filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Old Anchor and the Financial Statements of Anchor.

                                                                     SCHEDULE II

                             ANCHOR RESOLUTION CORP.
                        VALUATION AND QUALIFYING ACCOUNTS
                 PERIOD FROM JANUARY 1, 1997 TO FEBRUARY 4, 1997
                   AND YEARS ENDED DECEMBER 31, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

Column A                                     Column B      Column C       Column D       Column E         Column F
--------                                     --------      --------       --------       --------         --------
                                                                  Additions
                                                           ------------------------
                                            Balance at     Charged to    Charged to                      Balance at
                                           beginning of    costs and        other                           end
Description                                    year         expenses      accounts       Deductions       of year
-----------                                ------------     --------      --------       ----------       -------
Interim Period 1997
   Allowance for doubtful accounts            $1,503         $  127                                        $1,630
Year ended December 31, 1996
   Allowance for doubtful accounts            $1,826         $1,126          --           $1,449(A)        $1,503
Year ended December 31, 1995
   Allowance for doubtful accounts            $3,447         $  656          --           $2,277(A)        $1,826

--------------------------
(A)      Accounts written off

                                                                     SCHEDULE II

                              CONSUMERS U.S., INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                PERIOD FROM FEBRUARY 5, 1997 TO DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

Column A                                     Column B      Column C       Column D       Column E         Column F
--------                                     --------      --------       --------       --------         --------
                                                                  Additions
                                                           ------------------------
                                            Balance at     Charged to    Charged to                      Balance at
                                           beginning of    costs and        other                           end
Description                                   period        expenses      accounts       Deductions      of period
-----------                                   ------        --------      --------       ----------      ---------
Period from February 5, 1997 to
   December 31, 1997
   Allowance for doubtful accounts            $1,630         $  375       $ 360(B)        $  340(A)        $2,025

--------------------------
(A)      Accounts written off
(B)      Amount recognized as part of Anchor Acquisition

         Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the financial statements or notes thereto.

         3.       Exhibits


    EXHIBIT
    NUMBER                                   ITEM
    2.1*          Asset Purchase Agreement dated as of December 18, 1996 among
                  Anchor Glass Container Corporation, now known as Anchor
                  Resolution Corp. ("Old Anchor"), Consumers Packaging, Inc. and
                  Owens-Brockway Glass Container, Inc.
    2.2*          Amendment to Asset Purchase Agreement (the "Asset Purchase
                  Agreement") dated as of February 5, 1997 by and among Old
                  Anchor, Consumers Packaging, Inc. and Owens-Brockway Glass
                  Container, Inc.
    2.3*          Order of United States Bankruptcy Court for the District of
                  Delaware approving (i) the Asset Purchase Agreement and (ii)
                  the assumption and assignment of certain related executory contracts
    2.4*          Order of United States Bankruptcy Court for the District of
                  Delaware approving the Amendment to the Asset Purchase
                  Agreement
    2.5*          Memorandum of Understanding dated February 5, 1997 among Old
                  Anchor, Consumers Packaging, Inc. and the Company
    3.1*          Amended and Restated Certificate of Incorporation of the
                  Company
    3.2*          Bylaws of the Company
    3.5*          Certificate of Designation of Series A 10% Cumulative
                  Convertible Preferred Stock
    3.6*          Certificate of Designation of Series B 8% Cumulative
                  Convertible Preferred Stock
    4.1*          Indenture dated as of April 17, 1997 among the Company,
                  Consumers U.S. and The Bank of New York, as trustee
    4.2*          Form of Initial Notes (included in Exhibit 4.1)
    4.3*          Form of Exchange Notes (included in Exhibit 4.1)
    4.4*          Security Agreement dated as of April 17, 1997 among the
                  Company, Bankers Trust Company, as agent under the Revolving
                  Credit Agreement
    4.5*          Assignment of Security Agreement dated as of April 17, 1997 among the Company, Bankers Trust Company, as assignor, and The
                  Bank of New York, as assignee and as trustee under the
                  Indenture
    4.6*          Pledge Agreement dated as of April 17, 1997 among Consumers
                  U.S. and The Bank of New York, as trustee under the Indenture
    4.7*          Intercreditor Agreement dated as of February 5, 1997 among The
                  Bank of New York, as Note Agent, and BT Commercial
                  Corporation, as Credit and Shared Collateral Agent
    4.8*          Amendment No. 1 to the Intercreditor Agreement, dated as of
                  April 17, 1997 among The Bank of New York as Note Agent, and
                  BT Commercial Corporation, as Credit and Shared Collateral
                  Agent
    4.9*          Registration Rights Agreement dated as of April 17, 1997 among the Company, Consumers U.S., BT Securities Corporation and TD
                  Securities (USA) Inc.
    4.10**        Indenture dated as of March 16, 1998 among the Company,
                  Consumers U.S. and The Bank of New York, as trustee
    4.11**        Form of Initial Notes (included in Exhibit 4.10)
    4.12**        Form of Exchange Notes (included in Exhibit 4.10)
    4.13**        Registration Rights Agreement dated as of March 16, 1998 among the Company, TD Securities and BT Alex. Brown
    10.1*         Credit Agreement (the "Credit Agreement") dated as of February
                  5, 1997 among the Company, Bankers Trust Company, as Issuing
                  Bank, BT Commercial Corporation, as Agent and Co-Syndication
                  Agent, PNC Bank, National Association, as Co-Syndication Agent
                  and Issuing Bank, and the various financial institutions party thereto
    10.2*         First Amendment to the Credit Agreement dated as of March 11,
                  1997 among the Company, Bankers Trust Company, BT Commercial
                  Corporation, and PNC Bank, National Association

    EXHIBIT
    NUMBER                                   ITEM
    -------                                  ----
    10.3*         Second Amendment to the Credit Agreement dated as of April 9,
                  1997 among the Company, Bankers Trust Company, BT Commercial
                  Corporation, and PNC Bank, National Association
    10.4*         Third Amendment and Waiver to the Credit Agreement dated as of
                  May 23, 1997 among the Association, and the various financial institutions party to the Credit Agreement
    10.5*         Fourth Amendment to the Credit Agreement dated as of September
                  15, 1997 among the Association and the various financial
                  institutions part to the Credit Agreement
    10.6*         Assignment of Security Interest in U.S. Trademarks and Patents
                  dated February 5, 1997 by the Company to BT Commercial
                  Corporation, as Collateral Agent under the Credit Agreement
    10.7*         Assignment of Security Interest in U.S. Copyrights dated
                  February 5, 1997 by the Company to BT Commercial Corporation,
                  as Collateral Agent under the Credit Agreement
    10.8*         Guaranty dated February 5, 1997, by Consumers U.S. in favor of
                  BT Commercial Corporation and the other financial institutions party to the Credit Agreement Plan
    10.9*         Termination Agreement dated February 3, 1997 by and between
                  Consumers Packaging Inc., the Company and the Pension Benefit
                  Guaranty Corporation
    10.10*        Release Agreement among Old Anchor, the Company, the Official
                  Committee of Unsecured Creditors of Anchor Glass Container
                  Corporation ("Old Anchor") and Vitro, Sociedad Anonima
    10.11*        Agreement (the "Vitro Agreement") dated as of December 18,
                  1996 between Old Anchor and Consumers Packaging, Inc.
    10.12*        First Amendment to the Vitro Agreement dated as of February 4,
                  1997 among Vitro, Sociedad Anonima, Consumers Packaging, Inc., on behalf of itself, and Consumers Packaging, Inc. on behalf of the Company
    10.13*        Waiver Agreement dated as of February 5, 1997 by and between
                  Old Anchor and Consumers Packaging, Inc.
    10.14*        Assignment and Assumption Agreement dated as of February 5,
                  1997 by and between Consumers Packaging, Inc.
    10.15*        Assignment and Assumption Agreement dated as of February 5,
                  1997 by and between Consumers Packaging, Inc. and the Company relating to certain employee Benefit plans
    10.16*        Assignment and Assumption Agreement dated as of February 5,
                  1997 between Consumers Packaging, Inc. and the Company
                  relating to certain commitment letters
    10.17*        Bill of Sale, Assignment and Assumption Agreement dated as of
                  February 5, 1997 by and between Old Anchor and the Company
    10.18*        Assignment of Patent Property and Design Property from Old
                  Anchor to the Company
    10.19*        Trademark Assignment from Old Anchor to the Company
    10.20*        Foreign Trademark Assignment from Old Anchor to the Company
    10.21*        Copyright Assignment from Old Anchor to the Company
    10.22*        Agreement dated as of February 5, 1997 between the Travelers
                  Indemnity Company and its Affiliates, including The Aetna
                  Casualty and Surety Company and their Predecessors, and the
                  Company
    10.23*        Allocation Agreement dated as of February 5, 1997 between
                  Consumers Packaging, Inc. and Owens-Brockway Glass Container,
                  Inc.
    10.24*        Supply Agreement dated as of February 5, 1997 by and between the Company and Owens-Brockway Glass Container, Inc.

    EXHIBIT
    NUMBER                                   ITEM
    -------                                  ----
    10.25*        Transition Agreement dated as of February 5, 1997 between
                  Consumers Packaging, Inc., the Company and Owens-Brockway
                  Glass Container, Inc.
    10.26+*       Technical Assistance and License Agreement executed December
                  18, 1996 by Owens-Brockway Glass Container, Inc. and Consumers
                  Packaging, Inc.
    10.27*        Assurance Agreement (the "Assurance Agreement") dated as of
                  February 5, 1997 among Owens-Brockway Glass Container, Inc.,
                  Consumers Packaging, Inc., the Company, BT Commercial
                  Corporation, Bankers Trust Company and The Bank of New York
    10.28*        Letter agreement relating to Assurance Agreement dated April
                  17, 1997 addressed to Owens-Brockway Glass Container, Inc. and signed by Bankers Trust Company and The Bank of New York
    10.29*        Intercompany Agreement dated as of April 17, 1997 among G&G
                  Investments, Inc., Glenshaw Glass Company, Inc., Hillsboro
                  Glass Company, I.M.T.E.C. Enterprises, Inc., Consumers
                  Packaging, Inc., Consumers International, Inc., Consumers
                  U.S., the Company, BT Securities Corporation and The Bank of
                  New York, as trustee under the Indenture
    10.30*        Management Agreement dated as of February 5, 1997 by and
                  between the Company and G&G Investments, Inc.
    10.31*        Anchor Glass Container Corporation/Key Executive Employee
                  Retention Plan
    10.32*        Lease Agreement - Anchor Place at Fountain Square (the "Lease
                  Agreement") dated March 31, 1988, by and between Old Anchor and Fountain Associates I Ltd. Relating to the Company's
                  headquarters in Tampa, Florida
    10.33*        First Amendment to Lease Agreement effective as of June 16,
                  1992, by and between Fountain Associates I Ltd. and Old Anchor
    10.34*        Second Amendment to Lease Agreement effective as of September
                  30, 1993, by and between Fountain Associates I Ltd. and Old
                  Anchor
    10.35*        Third Amendment to Lease Agreement effective as of February
                  22, 1995, by and between Fountain Associates I Ltd. and Old
                  Anchor
    10.36*        Agreement dated as of March 31, 1996 by and between Fountain
                  Associates I Ltd. Citicorp Leasing, Inc. and Old Anchor
    10.37*        Amended and Restated Agreement effective as of September 12,
                  1996, by and between Fountain Associates I Ltd., Citicorp
                  Leasing Inc. and Old Anchor
    10.38*        Sixth Amendment to Lease and Second Amendment to Option
                  Agreement dated as of February 5, 1997, by and between
                  Fountain Associates I Ltd., Citicorp Leasing, Inc. and Old
                  Anchor
    10.39*        Building Option Agreement dated March 31, 1988, by and between
                  Fountain Associates I, Ltd. and Old Anchor
    10.40*        First Amendment to Building Option Agreement effective as of
                  June 16, 1992, by and between Fountain Associates I. Ltd. and
                  Old Anchor
    10.41+*       Supply Agreement effective as of June 17, 1996 between The
                  Stroh Brewery Company and the Company
    10.42         Supply Agreement between Bacardi International Limited and the
                  Company (Withdrawn upon the request of the registrant, the
                  Commission consenting thereto)
    10.43*        Warrant Agreement dated as of February 5, 1997 between the
                  Company and Bankers Trust Company
    10.44*        Form of Warrant issued pursuant to the Warrant Agreement

    EXHIBIT
    NUMBER                                   ITEM
   --------                                  ----
    10.45         Rebate Agreement dated as of January 1, 1996 between Bacardi
                  International Limited and the Company (Withdrawn upon the
                  request of the registrant, the Commission consenting thereto)
    10.46**       Fifth Amendment to the Credit Agreement dated as of January
                  16, 1998 among the Association and the various financial
                  institutions part to the Credit Agreement
    10.47**       Sixth Amendment to the Credit Agreement dated as of March 11,
                  1998 among the Association and the various financial
                  institutions part to the Credit Agreement
    12.1***       Statement re: computation of ratio of earnings to fixed
                  charges for the period from February 5, 1997 to December 31,
                  1997
    12.2**        Statement re: computation of ratio of earnings to fixed
                  charges for the years ended December 31, 1993, 1994, 1995 and
                  1996 and the period from January 1, 1997 to February 4, 1997.
    21.1***       List of subsidiaries of the Company
    23.1***       Consent of Independent Public Accountants
    27.1***       Financial Data Schedule of the Company (for SEC use only)

------------------------
+ Portions hereof have been omitted and filed separately with the Commission pursuant to a request for confidential treatment in accordance with Rule 406 of Regulation C.

* - Filed as an exhibit to the Company's Registration Statement on Form S-4 (Reg. No. 333-31363) originally filed with the Securities and Exchange Commission on July 16, 1997 and incorporated herein by reference.

** - Filed as an exhibit to Annual Report on Form 10-K for Anchor Glass Container Corporation for the fiscal year ended December 31, 1997 and incorporated herein by reference.

*** - Filed herewith.

         (b) Reports on Form 8-K

              None

                INDEX TO FINANCIAL INFORMATION FOR CONSUMERS U.S.

                                                                               Page No.
                                                                               --------
               Financial Statements of Consumers U.S.:

                   Report of Independent Public Accountants                       F-2

                   Consolidated Statement of Operations -
                     Period from February 5, 1997 to December 31, 1997            F-3

                   Consolidated Balance Sheet-
                     December 31, 1997                                            F-4

                   Consolidated Statement of Cash Flows -
                     Period from February 5, 1997 to December 31, 1997            F-6

                   Consolidated Statement of Stockholder's Equity -
                     Period from February 5, 1997 to December 31, 1997            F-8

                   Notes to Consolidated Financial Statements                     F-9

         See Index to Financial Information of Old Anchor at                      H-1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Consumers U.S., Inc.:

We have audited the accompanying consolidated balance sheet of Consumers U.S., Inc. (a Delaware corporation) as of December 31, 1997, and the related consolidated statements of operations, stockholder's equity and cash flows for the period from February 5, 1997 through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consumers U.S., Inc. as of December 31, 1997, and the results of its operations and its cash flows for the period from February 5, 1997 to December 31, 1997, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania
February 25, 1998 (Except with respect to the
                   financing matter as discussed in
                   Note 13, as to which the date is
                   March 11, 1998)

                              CONSUMERS U.S., INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
               PERIOD FROM FEBRUARY 5, 1997 TO DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)


Net sales ........................................................    $ 569,441

Costs and expenses:
  Costs of products sold .........................................      523,709
  Selling and administrative expenses ............................       28,633
                                                                      ---------

Income from operations ...........................................       17,099

Other expense, net ...............................................       (2,602)
Interest expense .................................................      (18,281)
                                                                      ---------

Loss before extraordinary item ...................................       (3,784)

Extraordinary item -
  Write-off of deferred financing costs ..........................      (11,200)
                                                                      ---------

Loss before preferred stock dividends and minority interest ......      (14,984)

Preferred stock dividends of subsidiary ..........................       (5,062)
                                                                      ---------

Loss before minority interest ....................................      (20,046)

Minority interest ................................................        6,688
                                                                      ---------

Net loss .........................................................    $ (13,358)
                                                                      =========

-------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                              CONSUMERS U.S., INC.
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)


-----------------------------------------------------------------------------------------
Assets
-----------------------------------------------------------------------------------------

Current assets:
Cash and cash equivalents ....................................................  $   1,060
Accounts receivable, less allowance for doubtful accounts of $2,025 ..........     56,940
Inventories -
  Raw materials and manufacturing supplies ...................................     23,303
  Finished products ..........................................................     96,820
Other current assets .........................................................      8,082
                                                                                ---------
    Total current assets .....................................................    186,205

-----------------------------------------------------------------------------------------

Property, plant and equipment:
  Land .......................................................................      7,769
  Buildings ..................................................................     63,438
  Machinery, equipment and molds .............................................    297,317
  Less accumulated depreciation ..............................................    (43,653)
                                                                                ---------
                                                                                  324,871

-----------------------------------------------------------------------------------------






Other assets .................................................................     25,975

Strategic alliance with customers, net of accumulated amortization of $811 ...     34,714

Goodwill, net of accumulated amortization of $2,857 ..........................     52,819
                                                                                ---------

                                                                                $ 624,584
                                                                                =========
-----------------------------------------------------------------------------------------

                              CONSUMERS U.S., INC.
                                 BALANCE SHEET
                               DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)
                                  (CONTINUED)


-----------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
-----------------------------------------------------------------------------------------

Current liabilities:
Revolving credit facility ....................................................  $  10,468
Current maturities of long-term debt .........................................        567
Accounts payable .............................................................     63,796
Accrued expenses .............................................................     67,588
Accrued interest .............................................................      4,576
Accrued compensation and employee benefits ...................................     25,185
                                                                                ---------
  Total current liabilities ..................................................    172,180

-----------------------------------------------------------------------------------------


Long-term debt ...............................................................    152,758
Long-term pension liabilities ................................................     48,826
Long-term post retirement liabilities ........................................     57,900
Other long-term liabilities ..................................................     57,522
                                                                                ---------
                                                                                  317,006

Commitments and contingencies
-----------------------------------------------------------------------------------------


Redeemable preferred stock of subsidiary, Series A, $.01 par value;
 authorized 2,239,320 shares; issued and outstanding 2,239,320 shares;
 $25 liquidation and redemption value ........................................     55,983
                                                                                ---------

Minority interest ............................................................      6,813
                                                                                ---------

Stockholders' equity:
Common stock, $.10 par value; authorized 20,000,000 shares;
  issued and outstanding 17,000,100 shares ...................................        170
Capital in excess of par value ...............................................     86,330
Accumulated deficit ..........................................................    (13,358)
Additional minimum pension liability .........................................       (540)
                                                                                ---------
                                                                                   72,602
                                                                                ---------
                                                                                $ 624,584
                                                                                =========

-----------------------------------------------------------------------------------------

                              CONSUMERS U.S., INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               PERIOD FROM FEBRUARY 5, 1997 TO DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)


Cash flows from operating activities:
  Net loss ...........................................................   $ (13,358)
  Extraordinary item .................................................      11,200
  Adjustments to reconcile loss before extraordinary item
   to net cash provided by operating activities:
     Depreciation and amortization ...................................      51,132
     Other ...........................................................       3,101
     Dividends accrued on preferred stock of subsidiary...............       5,062
     Minority interest ...............................................      (6,688)
Decrease in cash resulting from changes
 in assets and liabilities ...........................................     (24,966)
                                                                         ---------
                                                                            25,483


----------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of assets and assumption of liabilities of Old Anchor .....    (200,470)
  Expenditures for property, plant and equipment .....................     (40,519)
  Payment of strategic alliance with customers .......................      (6,000)
  Acquisition related contribution to defined benefit pension plans ..      (9,056)
  Other ..............................................................      (1,210)
                                                                         ---------
                                                                          (257,255)

----------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt ...........................     280,000
  Principal payments of long-term debt ...............................    (130,278)
  Proceeds from issuance of common stock .............................      85,000
  Net draws on revolving credit facility .............................      10,468
  Other, primarily financing fees ....................................     (12,358)
                                                                         ---------
                                                                           232,832

----------------------------------------------------------------------------------

Cash and cash equivalents:
  Increase in cash and cash equivalents ..............................       1,060
  Balance, beginning of period .......................................          --
                                                                         ---------
  Balance, end of period .............................................   $   1,060
                                                                         =========

----------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                              CONSUMERS U.S., INC.
                            STATEMENT OF CASH FLOWS
               PERIOD FROM FEBRUARY 5, 1997 TO DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)
                                  (CONTINUED)


Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest ......................................................................   $  11,702
                                                                                    =========
  Income tax payments (refunds), net ............................................   $      --
                                                                                    =========
Equipment financing .............................................................   $   1,115
                                                                                    =========
Increase (decrease) in cash resulting from changes in assets and liabilities:
  Accounts receivable ...........................................................   $  (9,635)
  Inventories ...................................................................      (1,241)
  Other current assets ..........................................................        (620)
  Accounts payable, accrued expenses and other current liabilities ..............      (8,920)
  Other, net ....................................................................         512
                                                                                    ---------
                                                                                    $ (19,904)
                                                                                    =========

---------------------------------------------------------------------------------------------

Supplemental noncash activities:

  In connection with the Anchor Acquisition, Anchor issued $46,983 face amount of Series A Preferred Stock and $2,454 of Class A Common STock and incurred
  $1,500 of fees. In connection with the Anchor Loan Facility, Anchor issued
  1,405,229 warrants to the lenders valued at $7,012.

  Anchor Acquisition:
    Fair value of assets acquired................................................   $ 525,500
    Acquisition costs accrued....................................................     (62,500)
    Goodwill.....................................................................      59,000
    Purchase price...............................................................    (250,000)
                                                                                    ---------

    Liabilities assumed                                                             $ 272,000
                                                                                    =========

         In February 1997, Anchor contributed $9,000 face amount of Series A Preferred Stock to Anchor's defined benefit pensions plans.

         In connection with the issuance of the First Mortgage Notes, Anchor issued 702,615 shares of Class B Common Stock to Consumers U.S. and 702,614 warrants valued at $3,506 to the initial purchasers of the First Mortgage Notes. Also, with the issuance of the First Mortgage Notes, Anchor recorded an extraordinary loss for the write-off of deferred financing fees of the Anchor Lo Facility.

         The Company considers short-term investments with original maturities of ninety days or less at the date of purchase to be classified as cash equivalents.

                              CONSUMERS U.S., INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               PERIOD FROM FEBRUARY 5, 1997 TO DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)


                                                       Capital       Accumu-        Minimum        Total
                                         Common       In-Excess      lated          Pension     Stockholders'
                                          Stock        of Par        Deficit       Liability       Equity
                                        ---------------------------------------------------------------------
Balance, February 5, 1997               $     --      $     --      $     --       $     --       $     --

  Issuance of 17,000,100 shares of
  Common Stock to Consumers
  International                              170        86,330            --             --         86,500

  Net loss                                    --            --       (13,358)            --        (13,358)

  Amount related to minimum
  pension liability                           --            --            --           (540)          (540)
                                        ------------------------------------------------------------------

Balance, December 31, 1997              $    170      $ 86,330      $(13,358)      $   (540)      $(72,602)
                                        ==================================================================

----------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                              CONSUMERS U.S., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE PERIOD FROM FEBRUARY 5, 1997 TO DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization of the Company

Consumers U.S., Inc. ("Consumers U.S."), a Delaware corporation and a wholly-owned subsidiary Consumers International Inc. ("Consumers International"), which is a wholly-owned subsidiary of Consumers Packaging Inc. ("Consumers"), was formed in January 1997 to hold an investment in Anchor Glass Container Corporation ("Anchor") which acquired certain assets and assumed certain liabilities of the former Anchor Glass Container Corporation ("Old Anchor"), now Anchor Resolution Corp.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Consumers U.S., which has no independent operations, and its majority-owned subsidiary, Anchor (together the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation. Consumers U.S. holds 64.8% of the total outstanding voting common shares of Anchor and holds the majority of Anchor board of directors positions, and accordingly, the results of Anchor's operations have been consolidated in these financial statements.

Giving effect to the Anchor Acquisition (see Note 2) and the related financing, the amount of minority interest originally recognized by the Company was $13,501, consisting of $2,983 attributable to minority common stockholders and $10,518 attributable to Anchor warrant holders. Therefore, 35.2% of the earnings (losses) of Anchor attributable to common stockholders is charged (credited) to the Company's statement of operations. The amount by which the minority common stockholders can participate in the losses attributable to common stockholders of Anchor is limited to $6,688, consisting of $2,983 attributable to minority common stockholders and 35.2% of the value of the warrants, after which the Company absorbs all of Anchor's losses. However, if future earnings do materialize, the Company's earnings shall be credited to the extent of such minority interest losses previously absorbed.

The remaining carrying value of the warrants will not be adjusted by any further losses attributable to the common stockholders of Anchor. Should the warrant holders exercise their option to convert to Class C Common Stock, this event will be treated as issuance of stock by a subsidiary, and accordingly, the accounting treatment will be based on the facts and circumstances in existence at that time.

Business Segment

The Company is engaged in the manufacture and sale of a diverse line of clear, amber, green and other color glass containers of various types, designs and sizes to customers principally in the beer, food, iced tea, distilled spirits and soft drink industries. The Company markets its products throughout the United States. The Company's international and export sales are insignificant. Sales to The Stroh Brewery Company represented approximately 15.6% of total net sales for the period ended December 31, 1997. Revenues are recognized as product is shipped to customers. The loss of a significant customer, unless replaced, could have a material adverse effect on the Company's business.

Inventories

Inventories are stated at the lower of cost or market. The cost of substantially all inventories of raw materials and semi-finished and finished products is determined on the first-in, first-out method. Manufacturing supplies and certain other inventories are valued at weighted average costs.

Property, Plant and Equipment

Property, plant and equipment expenditures, including renewals, betterments and furnace rebuilds which extend useful lives, and expenditures for glass forming machine molds are capitalized and depreciated using the straight-line method over the estimated useful lives of the assets for financial statement purposes while accelerated depreciation methods are principally used for tax purposes. Generally, annual depreciation rates range from 2.5% for buildings, 6.3% to 20% for machinery and equipment and 40% for molds. Furnace and machine rebuilds, which are recurring in nature and which extend the lives of the related assets, are capitalized and depreciated over the period of extension, generally at rates of 20% to 25%, based on the type and extent of these rebuilds. Depreciation of leased property recorded as capital assets is computed on a straight-line basis over the estimated useful lives of the assets. Maintenance and repairs are charged directly to expense as incurred.

Strategic Alliance with Customers

Anchor has entered into long-term agreements with several customers. Payments made or to be made to these customers are being amortized as a component of net sales on the statement of operations over the term of the related supply contract, which range between 11 and 15 years, based upon shipments.

In September 1997, Hillsboro Glass Company ("Hillsboro"), a glass-manufacturing plant owned by G&G Investments, Inc. ("G&G") (the majority owner of Consumers), discontinued manufacturing. All of Hillsboro's rights and obligations to fill orders under a supply contract between Consumers and one of its major customers was purchased by Consumers and Anchor effective December 31, 1997. The purchase price of Anchor's portion of this contract approximates $12,500, the majority of which will be paid in 1998.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of net assets acquired and is amortized on a straight line basis over a twenty year period. Amortization expense for the period ended December 31, 1997 was $2,857.

Income Taxes

The Company applied Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes ("SFAS 109") which establishes financial accounting and reporting standards for the effects of income taxes which result from a company's activities during the current and preceding years.

Retirement Plans

Anchor has retirement plans, principally non-contributory, covering substantially all salaried and hourly employees. The Company's funding policy is to pay at least the minimum amount required by the Employee Retirement Income Security Act of 1974 and the Retirement Protection Act of 1994, which requires the Company to make significant additional contributions into its underfunded defined benefit plans.

Postretirement Benefits

Statement of Financial Accounting Standards No. 106 - Employers' Accounting for Postretirement Benefits Other Than Pensions ("SFAS 106") requires accrual of postretirement benefits (such as healthcare benefits) during the period that an employee provides service. This accounting method has no effect on the Company's cash outlays for these postretirement benefits.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107 - Disclosures about Fair Value of Financial Instruments requires disclosure of the estimated fair values of certain financial instruments. The estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies that require considerable judgment in interpreting market data and developing estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. As the long-term debt has not been registered or traded in an established trading market, and the debt was issued during the current period, the Company has estimated the fair value of the debt to be the carrying value. The carrying amount of other financial instruments approximate their estimated fair values.

The fair value information presented herein is based on information available to management as of December 31, 1997. Although management is not aware of any factors that would significantly affect the estimated value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, the current estimates of fair value may differ significantly from the amounts presented herein.

From time to time, the Company may enter into interest rate swap agreements that effectively hedge interest rate exposure. The net cash amount paid or received on these agreements are accrued and recognized as an adjustment to interest expense.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated.

NOTE 2 - PURCHASE OF ASSETS

On February 5, 1997, pursuant to an Asset Purchase Agreement dated December 18, 1996, as amended (the "Asset Purchase Agreement"), between Consumers, Owens-Brockway Glass Container Inc. ("Owens") and Old Anchor, the Company (the rights and obligations of Consumers having been assigned to Anchor) and Owens acquired substantially all of the assets of, and assumed certain liabilities, of Old Anchor.

The Company purchased eleven operating glass container manufacturing facilities and other related assets (the "Anchor Acquisition"). Owens purchased assets and assumed liabilities of Old Anchor's Antioch and Hayward, California facilities and purchased certain other existing inventories. Owens also purchased Old Anchor's investment in Rocky Mountain Bottle Company, a joint venture with Coors Brewing Company ("Coors"), and assumed Old Anchor's agreement to manufacture Coors' glass packaging products in the United States.

The total purchase price approximated $378,000, excluding fees of approximately $1,500 which were paid by Consumers and recorded as capital in excess of par by Anchor. The portion of the purchase price paid in cash by Owens amounted to approximately $128,000. The remaining purchase price of approximately $250,000 from the Company was comprised of: approximately $200,500 in cash, $47,000 face amount (1,879,320 shares) of mandatorily redeemable 10% cumulative convertible preferred stock of Anchor ("Series A Preferred Stock") and $2,500 of common stock of Anchor (490,898 shares with an estimated value of $5.00 per share) (the "Class A Common Stock").

The purchase price paid by the Company is subject to adjustment. On June 13, 1997, Old Anchor delivered to Anchor the closing balance sheet which indicated that Old Anchor believed that is was entitled to additional payments from the Company and Owens totaling approximately $76,300. On July 28, 1997, Anchor delivered its notice of disagreement to Old Anchor, which requested a reduction of the purchase price of approximately $96,800. Since that time, the parties have been negotiating the amount of the adjustment, and have reached a proposed settlement (the "Proposed Settlement"). The Proposed Settlement requires the payment by Anchor to Old Anchor of an additional $1,000 in cash and the issuance of 1,225,000 warrants for the purchase of additional shares of common stock, together valued at approximately $7,100, recorded as an adjustment to goodwill. In addition, Anchor will issue 525,000 warrants to purchase additional shares of common stock to an affiliate of the Company, valued at approximately $2,600 which has been recorded as an expense. None of the warrants to be issued will require any payment upon exercise. The effect of the Proposed Settlement has been reflected in the financial statements for the period ended December 31, 1997. The Proposed Settlement is subject to final approval by the Company, Old Anchor and the bankruptcy court.

The Company obtained the cash portion of the purchase price principally from an $85,000 cash investment by Consumers International in common stock of Consumers U.S. and a $130,000 bank loan.

For the period from February 5, 1997 to February 5, 2000, the common stock of Anchor is divided into three classes, Class A and Class B, which are voting, and Class C, which is non-voting. During this period, the number of Directors of Anchor is fixed at nine, with the holders of the Class A shares having the right to elect four Directors and the holders of the Class B shares having the right to elect five Directors. In connection with the settlement of the issues surrounding the adjustment to the purchase price paid by the Company, it is expected that the certificate of incorporation of Anchor will be amended to increase the number of directors to be elected by the holders of Class B Common Stock. Holders of the Class C shares do not participate in the election of Directors. On February 5, 2000, the three classes of common stock will automatically be consolidated into one single class of common stock with identical rights. Anchor currently has outstanding warrants exercisable for 2,107,843 shares of Class C Common Stock at an exercise price of $.10 per share, which has already been deemed paid.

Upon consummation of the purchase and effective February 6, 1997, Anchor changed its name to Anchor Glass Container Corporation.

The Anchor Acquisition is accounted for by using the purchase method, with the purchase price being allocated to the assets acquired and preacquisition liabilities assumed based on their estimated fair value at the date of acquisition. These allocations are based on appraisals, evaluations, estimations and other studies. Certain acquisition costs and fees, including the costs of closing and consolidating certain facilities have also been recorded by the Company at the date of acquisition. The excess of the purchase price over the fair value of net asset purchased of $58,660 is classified as Goodwill on the accompanying balance sheet. The shares issued to Consumers U.S. in conjunction with the issuance of the First Mortgage Notes (see Note 4) were accounted for as a step acquisition, and accordingly, goodwill was reduced by $2,984.

The estimated values of assets acquired and liabilities assumed as of February 5, 1997 after giving effect to the to the Anchor Acquisition and consideration paid is as follows:

         Accounts receivable....................................       $  46,000
         Inventories............................................         119,000
         Property, plant and equipment..........................         327,000
         Goodwill...............................................          59,000
         Other assets...........................................          32,000
         Current liabilities....................................        (149,000)
         Long-term debt.........................................          (2,000)
         Other long-term liabilities ...........................        (182,000)
                                                                       ---------
                                                                       $ 250,000
                                                                       =========

The following unaudited pro forma results of operations for the Company for the year ended December 31, 1997 assumes the Anchor Acquisition occurred on January 1, 1997 (dollars in thousands):

         Net sales..............................................       $ 623,518
         Loss before extraordinary item.........................         (16,015)
         Net loss...............................................         (25,589)

These pro forma amounts represent historical operating results with appropriate adjustments of the Anchor Acquisition which would give effect to interest expense and the impact of purchase price adjustments to depreciation and amortization expense. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained had the Anchor Acquisition been completed as of January 1, 1997, or that may be obtained in the future.

On January 9, 1997, the Pension Benefit Guaranty Corporation ("PBGC") notified Old Anchor that it intended to institute involuntary termination proceedings with respect to the three defined benefit pension plans then maintained by Old Anchor, and currently maintained by Anchor. However, the PBGC reached an agreement with Vitro, S.A., the parent of Old Anchor, in which Vitro, S.A. agreed to provide a limited guaranty to the PBGC with respect to the unfunded benefit liabilities of Anchor's defined benefit plans, if the plans, or any one of them, are terminated before August 1, 2006. Consequently, the PBGC agreed not to terminate the plans as a result of the Asset Purchase Agreement and the assumption of the plans by Anchor. In conjunction with the purchase, Anchor assumed all liabilities of the plans and funded $9,056 of plan contributions, previously unfunded following Old Anchor's filing of Chapter 11. Additionally, Anchor issued to the plans $9,000 face amount (360,000 shares) of Series A Preferred Stock.

NOTE 3 - REVOLVING CREDIT FACILITY

In conjunction with the Anchor Acquisition, Anchor entered into a credit agreement dated as of February 5, 1997, with Bankers Trust Company ("BTCo") as issuing bank and BT Commercial Corporation, as agent, to provide a $110,000 senior secured revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility enables Anchor to obtain revolving credit loans for working capital purposes and the issuance of letters of credit for its account in an aggregate amount not to exceed $110,000. Advances outstanding at any one time cannot exceed an amount equal to the borrowing base as defined in the Revolving Credit Facility.

Revolving credit loans bear interest at a rate based upon, at Anchor's option,
(i) the higher of the prime rate of BTCo, 0.5% in excess of the overnight federal funds rate and 0.5% in excess of the adjusted certificate of deposit rate, as defined, each plus a defined margin, or (ii) the average of the offering rates of banks in the New York interbank Eurodollar market, plus a defined margin. Interest is payable monthly. A commitment fee of 0.5% on the unused portion of the facility and letter of credit fees, as defined, are payable quarterly. The Revolving Credit Facility expires February 5, 2002.

At December 31, 1997, advances outstanding under the Revolving Credit Facility were $10,468 and the borrowing availability was $52,497. The total outstanding letters of credit on this facility were $12,788. At December 31, 1997, the weighted average interest rate on borrowings outstanding was 8.4%.

Anchor's obligations under the Revolving Credit Facility are secured by a first priority lien on substantially all of Anchor's inventories and accounts receivable and related collateral and a second priority pledge of all of Anchor's Series B preferred stock and the Class B common stock. In addition, Anchor's obligations under the Revolving Credit Facility are guaranteed by Consumers U.S., the holder of Anchor's outstanding Series B preferred stock and Class B common stock.

The Revolving Credit Facility contains certain covenants that restrict Anchor from taking various actions, including, subject to specified exceptions, the incurrence of additional indebtedness, the granting of additional liens, the making of investments, the payment of dividends and other restricted payments, mergers, acquisitions and other fundamental corporate changes, capital expenditures, operating lease payments and transactions with affiliates. The Revolving Credit Facility also contains certain financial covenants that require the Company to meet and maintain certain financial tests and minimum ratios, including a minimum working capital ratio, a minimum consolidated net worth test and a minimum interest coverage ratio.

NOTE 4 - LONG-TERM DEBT

Long-term debt at December 31, 1997 consists of the following:

         $150,000 First Mortgage Notes, interest at 11.25% due 2005.....  $150,000
         Other..........................................................     3,325
                                                                          --------
                                                                           153,325
         Less current maturities........................................       567
                                                                          --------
                                                                          $152,758
                                                                          ========

In connection with the Anchor Acquisition, Anchor entered into a Senior Credit Agreement, dated as of February 5, 1997, with Bankers Trust Company, as agent, to provide a $130,000 bank loan (the "Anchor Loan Facility"). The Anchor Loan Facility was repaid in full from the net proceeds of the issuance of the $150,000 11.25% First Mortgage Notes, due 2005, (the " First Mortgage Notes"). The Anchor Loan Facility bore interest at a rate of 12.50%.

As additional consideration in providing the Anchor Loan Facility, Anchor issued to BT Securities Corporation and TD Securities, 1,405,229 warrants convertible to Class C common stock. The warrants are valued at approximately $7,000. As a result of the refinancing of the Anchor Loan Facility, deferred financing fees of $11,200 were written off as an extraordinary loss in the second quarter of 1997.

Effective April 17, 1997, Anchor completed an offering of the First Mortgage Notes, issued under an indenture dated as of April 17, 1997 (the "Indenture"), among Anchor, Consumers U.S. and The Bank of New York, as Trustee. The First Mortgage Notes are senior secured obligations of Anchor, ranking senior in right of payment to all existing and future subordinate indebtedness of Anchor and pari passu with all existing and future senior indebtedness of Anchor. The First Mortgage Notes are guaranteed by Consumers U.S. Proceeds from the issuance of the First Mortgage Notes, net of fees, were approximately $144,000 and were used to repay $130,000 outstanding under the Anchor Loan Facility and $8,800 of advances outstanding under the Revolving Credit Facility, with the balance used for general corporate purposes.

Interest on the First Mortgage Notes accrues at 11.25% per annum and is payable semiannually on each April 1 and October 1 to registered holders of the First Mortgage Notes at the close of business on the March 15 and September 15 immediately preceding the applicable interest payment date. The Company entered into a Registration Rights Agreement on April 17, 1997. Pursuant to this agreement, additional interest in an amount of up to 1.5% per annum accrues on the First Mortgage Notes under certain conditions. As a result of the Company's failure to have an exchange offer registration statement declared effective on or prior to October 14, 1997, additional interest in the amount of 0.5% accrued from October 14, 1997. Due to the Company's failure to have exchanged all First Mortgage Notes tendered in accordance with the terms of the exchange offer on or prior to November 28, 1997, additional interest increased to 1.0%. Additional interest increased to 1.5% on January 13, 1998 and accrued to February 11, 1998 when it was reduced to 0.5%.

The First Mortgage Notes are redeemable, in whole or in part, at Anchor's option on or after April 1, 2001, at redemption prices defined in the Indenture. The Indenture provides that upon the occurrence of a change in control, Anchor will be required to offer to repurchase all of the First Mortgage Notes at a purchase price in cash equal to 101% of the principal amount plus interest accrued to the date of purchase. Prior to the sale of the First Mortgage Notes, the Company entered into an interest rate swap agreement to partially protect the Company from interest rate fluctuations until such time as the fixed interest rate on the First Mortgage Notes was established. The agreement was terminated concurrent with interest rate of the First Mortgage Notes being set. The realized gain on the agreement, approximately $1,900, has been deferred and is being amortized over the term of the First Mortgage Notes.

All of the obligations of Anchor under the First Mortgage Notes and the Indenture are secured by a first priority perfected security interest in substantially all of the existing and future real property, personal property and other assets of Anchor and a first priority perfected security interest in collateral ranking pari passu with the security interest in favor of the Revolving Credit Facility.

The Indenture, subject to certain exceptions, restricts the Company from taking various actions, including, but not limited to, subject to specified exceptions, the incurrence of additional indebtedness, the granting of additional liens, the payment of dividends and other restricted payments, mergers, acquisitions and transactions with affiliates.

All of the Company's debt agreements contain cross-default provisions.

Principal payments required on long-term debt are $567 in 1998, $291 in 1999, $297 in 2000, $303 in 2001 and $300 in 2002. Payments to be made in 2003 and thereafter are $151,567.

In connection with the issuance of the First Mortgage Notes on April 17, 1997, Anchor issued 702,615 shares of Class B common stock to Consumers U.S. and 702,614 warrants, valued at $5.00 for each share and warrant, to the initial purchasers.

NOTE 5 - REDEEMABLE PREFERRED STOCK

Anchor has designated 2,239,320 shares as Series A Preferred Stock and 5,000,000 shares as Series B Preferred Stock. The Series A Preferred Stock ranks, as to dividends and redemption and upon liquidation, prior to all other classes and series of capital stock of the Company. The holders of Series A Preferred Stock are entitled to receive, when and as declared by the Board of Directors of Anchor, cumulative dividends, payable quarterly in cash, at an annual rate of 10%. Holders of Series A Preferred Stock are not entitled to vote, except as defined in its Certificate of Designation. No dividends have been declared or paid as of December 31, 1997.

Anchor is required to redeem all outstanding shares of the Series A Preferred Stock on January 31, 2009, and, on or after February 5, 2000, may, at its option, redeem outstanding shares of Series A Preferred Stock at a price of $25.00 per share, if the trading price of the common stock equals or exceeds $6.00 per share. Shares of Series A Preferred Stock are convertible into shares of Class A

Common Stock, at the option of the holder, at a ratio determined by dividing the liquidation value of the Series A Preferred Stock by $6.00 and such ratio is subject to adjustment from time to time.

Pursuant to the Asset Purchase Agreement, the Company is obligated to register all of the shares of the Class A Common Stock and Series A Preferred Stock under the Securities Exchange Act and to qualify the shares for listing on a nationally recognized United States securities exchange or on The Nasdaq Stock Market's National Market.

NOTE 6 - RELATED PARTY INFORMATION

G&G Investments, Inc.

Anchor is party to a management agreement with G&G, in which G&G is to provide specified managerial services for Anchor. For these services, G&G is entitled to receive an annual management fee of $3,000 and reimbursement of its out-of-pocket costs. The terms of Revolving Credit Facility and the Indenture limit the management fee annual payment to $1,500 unless certain financial maintenance tests are met. The Company has recorded an expense of $2,750 for this agreement for the period ended December 31, 1997 of which $975 has been paid.

Other affiliates

Related party transactions with Consumers and its affiliates for the period from February 5, 1997 to December 31, 1997 are summarized as follows:

                  Purchases of inventory and other......................         $ 5,201
                  Payable for inventory and other.......................           1,283
                  Sales of inventory and other..........................          20,314
                  Receivable from sales of inventory and other..........           5,791

All transaction with Consumers and its affiliates are conducted on terms which, in the opinion of management, are no less favorable than with third parties.

Consumers has charged Consumers U.S. $3,500 for services provided which resulted in Consumers U.S. receiving 702,615 shares of Class B common stock of Anchor. This amount is unpaid as of December 31, 1997.

The Company participates in the Director and Employee Incentive Stock Option Plan, 1996 of Consumers. Options to purchase 1,216,500 shares of Consumers' common stock, at exercise prices that range from $9.65 to $13.50 (Canadian dollars), were granted to all salaried employees of Anchor in 1997. The Company has not adopted Statement of Financial Accounting Standards No. 123 - Accounting for Stock-Based Compensation ("SFAS 123"). Had the Company adopted SFAS 123, the 1997 effect on compensation would be immaterial.

NOTE 7 - PENSION PLANS

As part of the Anchor Acquisition, Anchor assumed the pension plans previously maintained by Old Anchor. Anchor has defined benefit retirement plans for salaried and hourly-paid employees. Benefits are calculated on a salary-based formula for salaried plans and on a service-based formula for hourly plans. Pension costs for the period from February 5, 1997 to December 31, 1997 are summarized below:

                  Service cost-benefits earned during the year..........         $  3,934
                  Interest cost on projected benefit obligation.........           28,219
                  Return on plan assets.................................          (29,087)
                                                                                 --------
                    Total pension cost..................................         $  3,066
                                                                                 ========

Anchor has substantial unfunded obligations related to its employee pension plans. The Retirement Protection Act of 1994 requires Anchor to make significant additional funding contributions into its underfunded defined benefit retirement plans and will increase the premiums paid to the PBGC. Excluding payments made as part of the Anchor Acquisition, the Company funded required contributions of approximately $20,000 in 1997.

As an objection to the sale, the PBGC entered a determination to terminate Old Anchor's qualified defined benefit pension plans. However, in conjunction with the sale, Anchor assumed all liabilities of the plans and funded $9,056 of plan contributions, previously unfunded following Old Anchor's filing of Chapter 11. Additionally, Anchor issued $9,000 face amount of Series A Preferred Stock and Vitro, the parent of Old Anchor, has guaranteed to fund certain qualified defined benefit plan obligations, should Anchor default on its obligations. Consequently, the PBGC agreed not to terminate the plans as a result of the Agreement and the assumption of the plans by Anchor.

Anchor also sponsors two defined contribution plans covering substantially all salaried and hourly employees. In 1994, the salaried retirement and savings programs were changed, resulting in the freezing of benefits under the defined benefit pension plans for salaried employees and amending the defined contribution savings plan for salaried employees. Under the amended savings plan Anchor matches employees' basic contributions to the plan in an amount equal to 150% of the first 4% of an employee's compensation. Expenses under the savings programs for the period from February 5, 1997 to December 31, 1997 were approximately $2,000.

The funded status of Anchor 's pension plans at December 31, 1997 is as follows:

                                                                          Accumulated        Assets Exceed
                                                                           Benefits           Accumulated
                                                                         Exceed Assets         Benefits
                                                                         -------------       -------------
         Actuarial present value of accumulated plan benefits:
              Vested benefit obligation...........................         $ 314,427           $ 114,381
                                                                           =========           =========
              Accumulated benefit obligation......................         $ 325,349           $ 114,381
                                                                           =========           =========
              Projected benefit obligation........................           325,349             114,381
         Plan assets at fair value................................           270,157             131,631
                                                                           ---------           ---------
         Projected benefit obligation in excess of (less than)
              plan assets.........................................            55,192             (17,250)
         Amounts not recognized -
              Subsequent gains....................................             4,651               5,693
         Additional minimum liability.............................               540                  --
                                                                           ---------           ---------
         Accrued (prepaid) pension cost...........................         $  60,383           $ (11,557)
                                                                           =========           =========

Plan assets are held by an independent trustee and consist primarily of investments in equities, fixed income and government securities. There is currently no public market for the Series A Preferred Stock and no dividends have been paid during the current year. The Company has received a valuation of the contributed Series A Preferred Stock in the fourth quarter of 1997. Based upon this valuation, the Company will be required to contribute approximately $745 to bring the total value of the Series A Preferred Stock contribution up to the $9,000 contributed value.

Significant assumptions used in determining net pension cost and related pension obligations for the benefit plans for 1997 are as follows:

                Discount rate.........................................      7.25%
                Expected long-term rate of return
                    on plan assets....................................      9.0

NOTE 8 - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company provides benefits to substantially all salaried, and certain hourly employees under several plans. SFAS 106 requires accrual of postretirement benefits (such as healthcare benefits) during the years an employee provides services. Currently, the Company funds these healthcare benefits on a pay-as-you-go basis. The Company also contributes to a multi-employer trust, and under the requirements of SFAS 106, recognizes as postretirement benefit cost the required annual contribution. The Company's cash flows are not affected by implementation of SFAS 106.

The accumulated postretirement benefit obligation at December 31, 1997 is as follows:

                Retirees ............................................................  $39,882
                Eligible plan participants ..........................................    9,186
                Other active plan participants ......................................   12,054
                                                                                       -------
                                                                                        61,122
                Unrecognized gain ...................................................      568
                                                                                       -------
                Accrued postretirement benefit costs (including $3,790 in
                   current liabilities) .............................................  $61,690
                                                                                       =======

Net postretirement benefit costs for the period from February 5, 1997 to December 31, 1997 consist of the following components:

                Service cost - benefits earned during the year.......................  $   755
                Interest cost on accumulated postretirement
                    benefit obligation ..............................................    3,855
                                                                                       -------
                                                                                       $ 4,610
                                                                                       =======

The assumed healthcare cost trend used in measuring the accumulated postretirement benefit obligation as of December 31, 1997 was 8.5% declining gradually to 5.5% by the year 2003, after which it remains constant. A one percentage point increase in the assumed healthcare cost trend rate for each year would increase the accumulated post-retirement benefit obligation as of December 31, 1997 by approximately 11% and the net postretirement healthcare cost for the period ended December 31, 1997 by approximately 12%. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.25% for 1997.

The Company also contributes to a multi-employer trust which provides certain other postretirement benefits to retired hourly employees. Expenses under this program for the period from February 5, 1997 to December 31, 1997 were $3,781.

NOTE 9 - PLANT CLOSING COSTS

In an effort to reduce the Company's cost structure and improve productivity, the Company closed its Houston, Texas plant effective February 1997 and its Dayville, Connecticut plant effective April 1997 and included the liabilities assumed as part of the Anchor Acquisition cost. Closure of these facilities will result in the consolidation of underutilized manufacturing operations. Substantially all of the hourly and salaried employees at these plants, approximately 600 in total, have been terminated. Exit charges and the amounts charged against the liability as of December 31, 1997 are as follows:

                                                                                      Amount Charged
                                                                 Exit Charges        Against Liability
                                                                 ------------        -----------------
         Severance and employee benefit costs                       $13,000               $11,700
         Plant shutdown costs related to consolidation
              and discontinuation of manufacturing facilities        20,000                 9,100

NOTE 10 - INCOME TAXES

The Company applies SFAS 109 under which the liability method is used in accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Under SFAS 109, if on the basis of available evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized, the asset must be reduced by a valuation allowance. Since realization is not assured at of December 31, 1997, management has deemed it appropriate to establish a realization reserve against the tax asset created during the period.

The following significant components of the deferred tax assets and liabilities are as follows:

               Deferred tax assets:
                  Pension and postretirement liabilities ....  $ 1,200
                  Accumulated depreciation ..................      600
                  Other .....................................      300
                  Tax loss carryforwards ....................    2,400
                                                               -------
                                                                 5,000
                                                               -------
               Valuation allowance ..........................   (1,600)
                                                               -------
                                                                 3,400
               Deferred tax liabilities:
                  Accrued liabilities and reserves ..........    3,200
                  Other assets ..............................      200
                                                               -------
               Net deferred tax assets ......................    3,400
                                                               -------
                                                               $    --
                                                               =======

The effective tax rate reconciliation at December 31, 1997 is as follows:

                  Federal rate ..............................      (34)%
                  State rate ................................       (5)
                                                               -------
                  Permanent differences .....................       25
                                                               -------
                                                                   (14)
                  Valuation allowance .......................       14
                                                               -------
                  Effective rate ............................       -- %
                                                               =======

NOTE 11 - LEASES

The Company leases distribution and office facilities, machinery, transportation, data processing and office equipment under non-cancelable leases which expire at various dates through 2004. These leases generally provide for fixed rental payments and include renewal and purchase options at amounts which are generally based on fair market value at expiration of the lease. The Company has no material capital leases.

Future minimum lease payments under non-cancelable operating leases are as follows:

                1998....................................       $  17,300
                1999....................................          13,600
                2000....................................          10,400
                2001....................................           9,200
                2002....................................           9,200
                After 2002..............................          20,300
                                                               ---------
                                                               $  80,000
                                                               =========

Rental expense for all operating leases for the period from February 5, 1997 to December 31, 1997 were $17,547.

In connection with the Anchor Acquisition, Anchor assumed and amended Old Anchor's lease of the headquarters facility located in Tampa, Florida and a related option to purchase. The term of the amended lease expires January 2, 1998, unless Anchor has exercised its purchase right, and the term then expires February 1, 1998. In January 1998, Anchor exercised the option to purchase the headquarters facility and assigned such option to a third party purchaser of the facility. Anchor has to entered into a ten year lease pursuant to which Anchor will lease a portion of the headquarters facility.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Anchor is a respondent in various environment-related cases. The measurement of liabilities in these cases and other environmental concerns is based on available facts of each situation and considers factors such as prior experience in remediation efforts and presently enacted environmental laws and regulations. In the opinion of management, based upon information presently known, the Company has adequately provided for environmental liabilities. The Company is not otherwise party to, and none of its assets are subject to any other pending legal proceedings, other than ordinary routine litigation incidental to its business and against which the Company is adequately insured and indemnified or which is not material. The Company believes that the ultimate outcome of these cases will not materially affect future operations.

NOTE 13 - SUBSEQUENT EVENTS

Following the issuance of the First Mortgage Notes, the Company filed, with the Securities and Exchange Commission, a Registration Statement on July 16, 1997, (File No.333-31363) on Form S-4 under the Securities Act of 1933, with respect to an issue of 11.25% First Mortgage First Mortgage Notes, due 2005, identical in all material respects to the First Mortgage Notes, except that the new First Mortgage Notes would not bear legends restricting the transfer thereof. Upon the effectiveness of the Registration Statement, February 12, 1998, the Company commenced an offer to the holders of the First Mortgage Notes to exchange their First Mortgage Notes for a like principal amount of new First Mortgage Notes. The exchange offer is expected to be completed by March 30, 1998.

In connection with a plan to simplify the corporate ownership structure of Consumers, Anchor and their affiliates, Glenshaw Glass Company, Inc., a wholly-owned subsidiary of G&G, may become a subsidiary of the Company .

Subsequent to year end, Anchor has made definitive arrangements to issue 9 7/8% senior unsecured notes, due 2008 in the amount of $50,000 (the "Offering"), the proceeds of which are to be used to pay down the existing indebtedness under the Anchor's Revolving Credit Facility and to provide for future expansion to meet customer needs.

                  INDEX TO FINANCIAL INFORMATION FOR OLD ANCHOR

                                                                                         Page No.
                                                                                         --------
     CONSOLIDATED FINANCIAL STATEMENTS:

               Report of Independent Public Accountants                                     H-2

                   Consolidated Statements of Operations -
                     Period from January 1, 1997 to February 4, 1997 and
                     Years Ended December 31, 1996 and 1995                                 H-3

                   Consolidated Balance Sheets-
                     February 4, 1997 and December 31, 1996                                 H-4

                   Consolidated Statements of Cash Flows -
                     Period from January 1, 1997 to February 4, 1997 and
                     Years Ended December 31, 1996 and 1995                                 H-6

                   Consolidated Statements of Stockholders'
                     Equity (Deficiency in Assets)-
                     Period from January 1, 1997 to February 4, 1997 and
                     Years Ended December 31, 1996 and 1995                                 H-8


                   Notes to Consolidated Financial Statements                               H-9


SELECTED CONSOLIDATED FINANCIAL DATA                                                       H-25

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                                          H-28


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Anchor Glass Container Corporation:

         We have audited the accompanying consolidated balance sheets of Anchor Resolution Corp. (Debtor-in-Possession) (the Company) as of February 4, 1997, and December 31, 1996, and the related consolidated statements of operations, stockholder's equity (deficiency in assets) and cash flows for the period from January 1, 1997 to February 4, 1997, and the two years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to report on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our report.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anchor Resolution Corp. as of February 4, 1997, and December 31, 1996, and the results of its operations and its cash flows for the period from January 1, 1997, to February 4, 1997, and the two years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced significant losses in the last three fiscal years, and has a net deficiency in assets of $284,959,000 at February 4, 1997. As described in Notes 2 and 3 to the accompanying consolidated financial statements, in September 1996, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Furthermore, as discussed in Note 2, on February 5, 1997, the Company sold substantially all of its assets and certain liabilities. The Company's bankruptcy petition and remaining deficiency in assets after this sale raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania
March 27, 1998

                             ANCHOR RESOLUTION CORP.
                             (DEBTOR-IN-POSSESSION)

             (FORMERLY KNOWN AS ANCHOR GLASS CONTAINER CORPORATION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

-------------------------------------------------------------------------------------------------------------------
                                                             Period from January 1,
                                                                 to February 4,            Years Ended December 31,
                                                                 --------------       -----------------------------
                                                                      1997                1996               1995
-------------------------------------------------------------------------------------------------------------------
Net sales ...............................................          $ 62,560           $ 814,370           $ 956,639
Costs and expenses:
     Cost of products sold ..............................            70,608             831,612             906,393
     Selling and administrative expenses ................             3,745              39,570              48,998
     Restructuring and other charges ....................                --              49,973              10,267
     Impairment of long-lived assets ....................                --             490,232                  --
     Write-up of assets held for sale ...................                --              (8,967)                 --
                                                                   --------           ---------           ---------

Loss from operations ....................................           (11,793)           (588,050)             (9,019)

Other income (expense), net .............................              (595)            (10,020)                171
Interest expense (1997 and 1996 contractual interest
     of $5,353 and$57,768, respectively) ................            (2,437)            (48,601)            (56,871)
                                                                   --------           ---------           ---------

Loss before reorganization items, income taxes

     and extraordinary item .............................           (14,825)           (646,671)            (65,719)
Reorganization items ....................................              (827)             (5,008)                 --
                                                                   --------           ---------           ---------

Loss before income taxes and extraordinary item .........           (15,652)           (651,679)            (65,719)
Income taxes ............................................                --               1,825                 250
                                                                   --------           ---------           ---------

Loss before extraordinary item ..........................           (15,652)           (653,504)            (65,969)

Extraordinary item-

     Write-off of deferred financing fees, net of nil tax                --              (2,336)                 --
                                                                   --------           ---------           ---------

Net loss ................................................          $(15,652)          $(655,840)          $ (65,969)
                                                                   ========           =========           =========




See Notes to Consolidated Financial Statements.

                             ANCHOR RESOLUTION CORP.
                             (DEBTOR-IN-POSSESSION)
             (FORMERLY KNOWN AS ANCHOR GLASS CONTAINER CORPORATION)
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


---------------------------------------------------------------------------------------------------
                                                                   February 4,         December 31,
                                                                   -----------         ------------
Assets                                                                1997                 1996
---------------------------------------------------------------------------------------------------

Current assets:

Cash and cash equivalents ...............................          $   3,449           $   4,898
Accounts receivable, less allowance for doubtful accounts
     of $1,630 and $1,503 ...............................             60,978              55,851
Inventories -
     Raw materials and manufacturing supplies ...........             29,649              28,528
     Semi-finished and finished products ................            119,082             115,891
Other current assets ....................................             19,184              18,593
                                                                   ---------           ---------
          Total current assets ..........................            232,342             223,761

---------------------------------------------------------------------------------------------------

Property, plant and equipment:

     Land and land improvements .........................             10,405              10,405
     Buildings ..........................................            120,377             120,377
     Machinery, equipment and molds .....................            531,827             524,643
     Less accumulated depreciation, net .................           (350,967)           (344,655)
                                                                   ---------           ---------
                                                                     311,642             310,770



---------------------------------------------------------------------------------------------------



Other assets ............................................             50,943              52,072

Intangible pension asset ................................             17,140              17,140

Investment in joint venture .............................             39,734              39,725

                                                                   ---------           ---------

                                                                   $ 651,801           $ 643,468
                                                                   =========           =========


See Notes to Consolidated Financial Statements.

                             ANCHOR RESOLUTION CORP.
                             (DEBTOR-IN-POSSESSION)
             (FORMERLY KNOWN AS ANCHOR GLASS CONTAINER CORPORATION)
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (continued)


--------------------------------------------------------------------------------------------------
                                                                  February 4,         December 31,
                                                                  -----------         ------------
Liabilities and Stockholder's Equity ( deficiency in assets)         1997                 1996
--------------------------------------------------------------------------------------------------
Liabilities not subject to compromise:
Current liabilities:

Debtor-in-Possession  Facility ..........................          $ 107,939           $  90,455
Senior Secured Notes ....................................            158,025             158,025
Accounts payable ........................................             32,558              25,727
Accrued expenses ........................................             35,192              32,740
Accrued interest ........................................                914               1,510
Accrued compensation and employee benefits ..............             58,545              60,423
                                                                   ---------           ---------
     Total current liabilities ..........................            393,173             368,880

--------------------------------------------------------------------------------------------------

Pension liabilities .....................................             44,198              44,179
Other long-term liabilities .............................            120,206             119,722
                                                                   ---------           ---------
                                                                     164,404             163,901
Liabilities subject to compromise .......................            379,183             379,994
                                                                   ---------           ---------

     Total liabilities ..................................            936,760             912,775

Commitments and contingencies

--------------------------------------------------------------------------------------------------


Stockholder's equity (deficiency in assets):
Common stock - $.10 par value; authorized 1,000 shares,
  issued and outstanding, 1 share ........................                --                  --
Capital in excess of par value ..........................            576,300             576,300
Accumulated deficit .....................................           (838,865)           (823,213)
Amount related to minimum pension liability .............            (22,394)            (22,394)
                                                                   ---------           ---------
                                                                    (284,959)           (269,307)
                                                                   ---------           ---------

                                                                   $ 651,801           $ 643,468
                                                                   =========           =========

                             ANCHOR RESOLUTION CORP.
                             (DEBTOR-IN-POSSESSION)
             (FORMERLY KNOWN AS ANCHOR GLASS CONTAINER CORPORATION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------------------------------------------------------
                                                                         Period from January 1,
                                                                            to February 4,            Years Ended December 31,
                                                                         ----------------------   ------------------------------
                                                                                  1997               1996                1995
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Loss before extraordinary item .................................          $(15,652)          $(653,504)          $ (65,969)
     Adjustments to reconcile loss before extraordinary
         item to net cash provided by (used in) operating activities:
               Impairment of long-lived assets ......................                --             490,232                  --
               Write-up of assets held for sale .....................                --              (8,967)                 --
               Restructuring and other charges ......................                --              49,973              10,267
               Depreciation .........................................             6,312              72,537              76,994
               Amoritization ........................................             1,293              29,119              22,921
               Other ................................................               127               3,131                 462
     Decrease in cash resulting from changes
         in assets and liabilities ..................................            (2,696)            (19,697)            (44,245)
     Increase in cash resulting from changes
         in prepetition liabilities .................................              (811)              8,765                  --
                                                                               --------           ---------           ---------
                                                                                (11,427)            (28,411)                430

--------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Expenditures for property, plant and equipment .................            (7,186)            (46,254)            (70,368)
     Proceeds from sales of property, plant and
         equipment ..................................................                --              14,022              49,490
     Investment in joint venture ....................................               (10)            (18,552)            (20,631)
     Other ..........................................................              (304)            (13,108)             (6,991)
                                                                               --------           ---------           ---------
                                                                                 (7,500)            (63,892)            (48,500)

--------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Proceeds from issuance of long-term debt .......................                --              80,000                  --
     Principal payments on long-term debt ...........................                (6)            (92,191)               (365)
     Capital contribution from Vitro S.A ............................                --              92,484              50,000
     Sale of accounts receivable ....................................                --                  --              30,000
     Net draws on Debtor-In-Possession Facility .....................            17,484              90,455                  --
     Draws on  Prepetition Credit Agreement .........................                --                  --              87,000
     Repayments on Prepetition Credit Agreement .....................                --             (83,000)           (114,000)
     Other, primarily financing fees ................................                --              (8,862)               (437)
                                                                               --------           ---------           ---------
                                                                                 17,478              78,886              52,198
Cash and cash equivalents:
     Increase (decrease) in cash and cash equivalents ...............            (1,449)            (13,417)              4,128
     Balance, beginning of period ...................................             4,898              18,315              14,187
                                                                               ========           =========           =========
     Balance, end of period .........................................          $  3,449           $   4,898           $  18,315
                                                                               ========           =========           =========


                             ANCHOR RESOLUTION CORP.
                             (DEBTOR-IN-POSSESSION)
             (FORMERLY KNOWN AS ANCHOR GLASS CONTAINER CORPORATION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (continued)

--------------------------------------------------------------------------------------------------------------------------------
                                                                         Period from January 1,
                                                                            to February 4,            Years Ended December 31,
                                                                         ----------------------   ------------------------------
                                                                                  1997               1996                1995
--------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION

Net cash provided by (used in) operating activities reflects net cash payments for interest and taxes as follows:

Interest ............................................................          $  3,033           $ 51,412           $ 52,003
                                                                               ========           ========           ========
Income taxes (refunds), net .........................................          $     --           $   (209)          $   (328)
                                                                               ========           ========           ========

In addition, the Company had the following non-cash activities:
     Extraordinary item- write off of deferred financing
     fees ...........................................................          $     --           $  2,336           $     --
                                                                               ========           ========           ========

Increase (decrease) in cash resulting from changes in assets and liabilities:
     Accounts receivable ............................................          $ (5,127)          $(15,351)          $ (6,881)
     Inventories ....................................................            (4,312)            36,154             (5,606)
     Other current assets ...........................................              (591)            (1,623)            (4,050)
     Accounts payable, accrued expenses and
         other current liabilities ..................................             7,456            (26,246)           (22,462)
    Other, net ......................................................              (122)           (12,631)            (5,246)
                                                                               --------           --------           --------
                                                                               $ (2,696)          $(19,697)          $(44,245)
                                                                               ========           ========           ========




The Company considers short-term investments with original maturities of ninety days or less at the date of purchase to be classified as cash equivalents.

See Notes to Consolidated Financial Statements.

                             ANCHOR RESOLUTION CORP.
                             (DEBTOR-IN-POSSESSION)
             (FORMERLY KNOWN AS ANCHOR GLASS CONTAINER CORPORATION) CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)
                             (DOLLARS IN THOUSANDS)

------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      TOTAL
                                                                                                                  STOCKHOLDER'S
                                           COMMON          CAPITAL IN          RETAINED            MINIMUM           EQUITY
                                            STOCK          EXCESS OF           EARNINGS            PENSION        (DEFICIENCY
                                             (A)           PAR VALUE           (DEFICIT)          LIABILITY        IN ASSETS)
------------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 1995 ..................    $   --      $433,816          $(101,404)          $ (7,858)        $ 324,554
Capital contribution from Vitro, S.A ......        --        50,000                 --                 --            50,000
Amount related to minimum pension liability        --            --                 --            (18,982)          (18,982)
Net loss ..................................        --            --            (65,969)                --           (65,969)

------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995 ................        --       483,816           (167,373)           (26,840)          289,603
Capital contribution from Vitro, S.A ......        --        92,484                 --                 --            92,484
Amount related to minimum pension liability        --            --                 --              4,446             4,446
Net loss ..................................        --            --           (655,840)                --          (655,840)

------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996 ................        --       576,300           (823,213)           (22,394)         (269,307)
Net loss ..................................        --            --            (15,652)                --           (15,652)

------------------------------------------------------------------------------------------------------------------------------


Balance, February 4, 1997 .................    $   --      $576,300          $(838,865)          $(22,394)        $(284,959)
                                               ======      ========          =========           ========         =========

(A)  One share, $.10 par value outstanding

See Notes to Consolidated Financial Statements.

                             ANCHOR RESOLUTION CORP.
                             (DEBTOR-IN-POSSESSION)
             (FORMERLY KNOWN AS ANCHOR GLASS CONTAINER CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared on a historical cost basis of accounting and reflect adjustments for the impairment of goodwill and other long-lived assets. As discussed in Note 3, Anchor Resolution Corp. (formerly known as Anchor Glass Container Corporation) (the "Company") is operating as a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, the consolidated financial statements do not purport to show (a) as to assets, the remaining assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; or (c) as to stockholder's accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in the Company's remaining business.

Organization of the Company

At February 4, 1997, the Company is a wholly-owned subsidiary of Container Holdings Corp. ("Container") which is a direct wholly-owned subsidiary of Vitro, Sociedad Anonima ("Vitro"), a limited liability corporation incorporated under the laws of the United Mexican States. On September 13, 1996, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") (See Note 3). On February 5, 1997, Consumers Packaging Inc. ("CPI") and Owens-Brockway Glass Container, Inc. ("OI") acquired substantially all of the assets and business of the Company in accordance with the terms of the Agreement (See Note 2). The financial statements for the period from January 1, 1997 to February 4, 1997 (the "1997 Interim Period") represent the final period of operations of the Company.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Business Segment

The Company is engaged in the manufacture and sale of a diverse line of clear, amber, green and other color glass containers of various types, designs and sizes to customers principally in the beer, food, iced tea, distilled spirits, wine and soft drink industries. The Company markets its products throughout the United States. The Company's international operations and export sales are insignificant. Sales to Anheuser-Busch represented 6%, 11% and 24% of total net sales for the 1997 Interim Period and the years ended 1996 and 1995, respectively. As a result of the current highly competitive environment, the Company had been informed by Anheuser-Busch that the Company's 1996 and future volume allocations would be reduced. Additionally, sales to The Stroh Brewery

Company represented 10.0% and 10.8% of total net sales for the 1997 Interim Period and the year ended 1996.

Inventories

Inventories are stated at the lower of cost or market. The cost of substantially all inventories of raw materials and semi-finished and finished products is determined on the last-in, first-out ("LIFO") method. At February 4, 1997 and December 31, 1996 the estimated current cost of these inventories exceeds their stated value determined on the LIFO basis by approximately $16,740. Manufacturing supplies and certain other inventories are valued at weighted average actual or standard costs that approximate actual costs.

Property, Plant and Equipment

Property, plant and equipment expenditures, including renewals, betterments and furnace rebuilds, which extend useful lives, and expenditures for glass forming machine molds are capitalized and depreciated using the straight-line method over the estimated useful lives of the assets for financial statement purposes while accelerated depreciation methods are principally used for tax purposes. Generally, annual depreciation rates range from 2.5% for buildings, 6.3% to 20% for machinery and equipment and 40% for molds. Furnace and machine rebuilds, which are recurring in nature and which extend the lives of the related assets, are recorded as a charge to accumulated depreciation. Annual depreciation rates for such expenditures range from 20% to 25%, based on the type and extent of these rebuilds. Depreciation of leased property recorded as capital assets is computed on a straight-line basis over the estimated useful lives of the assets. Maintenance and repairs are charged directly to expense as incurred.

Excess of Cost Over Fair Value of Net Assets Acquired (Goodwill)

As a result of the declining profitability, diminishing cash flows and the Company's bankruptcy as discussed in Note 3, the recoverable value of the carrying amount of long-lived assets and intangibles was reviewed for impairment.

Prior to the sale of substantially all of its assets, the Company used projected undiscounted earnings before interest, income taxes, depreciation and amortization but after maintenance capital expenditures as compared to the unamortized balance of goodwill and other long-lived assets, to measure any impairment, and as of December 31, 1995, no impairment was calculated. As a result of the sale of the Company's assets, in late 1996, the Company used projected proceeds from the sale as a measure of impairment of goodwill.

Based upon this review, the amount of remaining excess of purchase price over fair value of net assets acquired of $457,232 and other long-lived assets of $33,000 were written off in the year ended December 31, 1996.

The excess of cost over fair value of net assets acquired had been amortized on a straight line basis over a 40 year period. Amortization expense, included as a component of cost of products sold, for the years ended December 31, 1996 and 1995 was $13,920 and $13,925 respectively.

Income Taxes

Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes ("SFAS 109") establishes financial accounting and reporting standards for the effects of income taxes which result from a company's activities during the current and preceding years. In general, SFAS 109 requires that each company within a consolidated group recognize tax expense based on its own income. The Company and its subsidiaries file a consolidated tax return with Container and its subsidiaries. To the extent that current operating loss benefits of the consolidated group or post acquisition loss carryforwards are allocated to the Company as a reduction of current income taxes payable, such benefits are reflected as a contribution of capital. The Company's tax benefits arising prior to acquisition (preacquisition losses) are reflected as a reduction in goodwill when the losses are utilized. Post acquisition losses of the Company are used to offset current or future income tax provisions.

Retirement Plans

The Company has retirement plans, principally non-contributory, covering substantially all salaried and hourly employees. The Company's funding policy is to pay at least the minimum amount required by the Employee Retirement Income Security Act of 1974. As a result of the Bankruptcy Proceedings (See Note 3), certain plan contributions were not made as of February 4, 1997 (See Note 12). At February 4, 1997 and December 31, 1996, the Company has recorded an additional minimum pension liability for underfunded plans representing the excess of the underfunded liability over previously recorded accrued pension costs.

Postretirement Benefits

Statement of Financial Accounting Standards No. 106 - Employers' Accounting for Postretirement Benefits Other Than Pensions ("SFAS 106") requires accrual of postretirement benefits (such as healthcare benefits) during the period that an employee provides service. The transition obligation from the adoption of SFAS 106 approximated $3,400 and is being amortized on a straight-line basis over a period of twenty years. This accounting method has no effect on the Company's cash outlays for these retirement benefits.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107 - Disclosures about Fair Value of Financial Instruments requires disclosure of the estimated fair values of certain financial instruments. The estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies that require considerable judgment in interpreting market data and developing estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Based on the uncertainty of the ultimate outcome of the Bankruptcy Proceedings, discussed in Note 3, the Company is unable to estimate the fair value of long-term debt at February 4, 1997 and December 31, 1996. The carrying amount of other financial instruments approximate their estimated fair values.

The fair value information presented herein is based on information available to management as of February 4, 1997. Such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, the current estimates of fair value may differ significantly from the amounts presented herein. As a result of the Bankruptcy Proceedings discussed in
Note 3, the ultimate value of these financial instruments is dependent upon the payment under the Company's future plan of reorganization.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated.

NOTE 2 - SALE OF ASSETS

On February 5, 1997, OI and Anchor Glass Acquisition Corporation ("New Anchor"), a majority-owned subsidiary of CPI, acquired substantially all of the assets and business of the Company, pursuant to the Asset Purchase Agreement dated December 18, 1996, as amended (the "Agreement").

New Anchor purchased eleven operating glass container manufacturing facilities, five idled glass container manufacturing facilities and other related assets. OI purchased assets and assumed liabilities of the Company's Antioch, California and Hayward, California facilities and purchased certain other existing inventories. OI also purchased the Company's investment in Rocky Mountain Bottle Company, a joint venture with Coors Brewing Company ("Coors"), and assumed the Company's agreement to manufacture Coors' glass packaging products in the United States.

The total purchase price approximated $378,000, excluding fees of approximately $1,500. The purchase price received from OI amounted to approximately $128,000 and was received in cash. The remaining purchase price of approximately $250,000 from New Anchor was comprised of: approximately $200,500 in cash, $47,000 face amount (1,879,320 shares) of mandatorily redeemable 10% cumulative convertible preferred stock and $2,500 of common stock (490,898 shares with an estimated value of $5.00 per share) of New Anchor.

The purchase price paid by New Anchor in connection with the Anchor Acquisition is subject to adjustment. On June 13, 1997, the Company delivered to New Anchor the closing balance sheet which indicated that the Company believed that it was entitled to additional payments from New Anchor and Owens totaling approximately $76,300. On July 28, 1997, New Anchor delivered its notice of disagreement to the Company, which requested a reduction of the purchase price of approximately $96,800. Since that time, the parties have been negotiating the amount of the adjustment, and have reached a proposed settlement (the "Proposed Settlement"). The Proposed Settlement requires the payment by New Anchor to the Company of an additional $1,000 in cash and the issuance of 1,225,000 warrants for the purchase of additional shares of common stock. None of the warrants to be issued will require any payment upon exercise. The Proposed Settlement is subject to final approval by the Company, New Anchor and the bankruptcy court.

Proceeds from the sale were used to repay the outstanding balance of the DIP Facility and accrued interest thereon, of approximately $109,000 at February 4, 1997. The remainder of the proceeds will be used against prepetition liabilities, as ultimately determined under the Company's Plan of Reorganization (see Note 3).

Upon consummation of the purchase and effective February 6, 1997, New Anchor changed its name to Anchor Glass Container Corporation and the Company changed its name to Anchor Resolution Corp.

As an objection to the sale, the Pension Benefit Guaranty Corporation ("PBGC") entered a determination to terminate the Company's qualified defined benefit pension plans. However, in conjunction with the sale, New Anchor assumed all liabilities of the plans and funded approximately $9,100 of plan contributions, previously unfunded following the Company's filing of Chapter 11 (see Note 3). Additionally, New Anchor issued to the plans $9,000 face amount (360,000 shares) of mandatorily redeemable 10% cumulative preferred stock and Vitro agreed to provide a limited guaranty to the PBGC with respect to the unfunded benefit liabilities of the Company's defined benefit plans. Consequently, the PBGC agreed not to terminate the plans as a result of the Agreement and the assumption of the plans by New Anchor.

On October 4, 1996, the Company entered into an asset purchase agreement with Ball-Foster Glass Container Co. L.L.C., ("Ball-Foster"). Pursuant to that agreement, Ball-Foster was to acquire substantially all of the assets of the Company for $365 million in cash at closing, subject to adjustment, as set forth in that agreement. In addition, Ball-Foster was to assume specified liabilities of the Company. Payment of the purchase price was guaranteed by Saint-Gobain Corporation, parent company of Ball-Foster.

Also on October 4, 1996, the Company filed a motion with the Bankruptcy Court seeking an order (i) authorizing the sale to Ball-Foster, subject to higher and better bids, of substantially all of the Company's assets free and clear of certain liens, claims and encumbrances and (ii) authorizing assumption and assignment of certain unexpired leases and executory contracts. The Court had entered several amended scheduling orders which established a timetable for the sale process. The amended deadline for submissions of higher and better bids was December 12, 1996. At that time, the Company received a higher and better offer from CPI and OI. Ball-Foster received a termination fee of $3,000 from the proceeds of the transaction.

The following unaudited pro forma condensed balance sheet gives effect to the sale of assets and business and payoff of the DIP Facility (as defined) described above as if such transactions occurred on February 4, 1997:

     Cash..........................................................................          $223,000
     Other current assets..........................................................             7,500
     Investment in Common Stock of Anchor Glass Container Corporation..............             2,500
     Investment in Preferred Stock of Anchor Glass Container Corporation...........            47,000
     Property, plant and equipment.................................................             7,000
     Other assets..................................................................            10,000
                                                                                             --------
              Total assets.........................................................          $297,000
                                                                                             --------
     Liabilities not subject to compromise:
     Current liabilities...........................................................          $165,000
         Other long-term liabilities...............................................            16,000
         Liabilities subject to compromise.........................................           375,000
                                                                                            ---------
              Total liabilities....................................................           556,000
                                                                                            ---------
              Deficiency in assets.................................................         $(259,000)
                                                                                            =========

The Company's remaining deficiency in assets after this sale raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

NOTE 3 - BANKRUPTCY PROCEEDINGS

As a result of the continued decline in the Company's results of operations from the effect of the highly competitive glass container market and the Company's high debt level, on September 13, 1996 (the "Petition Date"), the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On September 30, 1996, Anchor Recycling Corporation, a wholly-owned subsidiary of the Company, also filed a voluntary petition to reorganize under Chapter 11 in the same court. The Chapter 11 proceedings are being jointly administered, with the Company managing the business in the ordinary course as a debtor-in-possession under the supervision of the Bankruptcy Court. Vitro and the Company concluded that the Chapter 11 filing was necessary in order to preserve the value of its assets and to ensure that the business has sufficient cash resources to continue operations while it completed the sale of the business discussed in Note 2.

Under Chapter 11 proceedings, litigation and actions by creditors to collect certain claims existing at the Petition Date are stayed, without specific Bankruptcy Court authorization to pay such claims. The Company had received authorization, pursuant to first day orders, to pay certain claims related to wages, salaries, vacation, sick pay and other claims. As a debtor-in-possession, the Company has the right, subject to Bankruptcy Court approval, and certain other limitations, to assume or reject certain executory contracts, including unexpired leases. Any claim for damages resulting from the rejection of an executory contract or an unexpired lease is treated as a general unsecured claim in the Chapter 11 proceedings.

On September 26, 1996 the United States Trustee appointed a single unsecured creditors' committee (the "Creditors Committee"). The Creditors' Committee has the right to review and object to certain business transactions and has participated in the negotiation of the Company's plan of reorganization. The Creditors Committee has retained the firm of Wachtell, Lipton, Rosen & Katz as its counsel and Smith Barney Inc. as its financial advisors.

The Company obtained debtor-in-possession ("DIP") financing from Foothill Capital Corporation, as agent and Congress Financial Corporation, as co-agent, (the "Lender Group") which provided for a $130,000 DIP Credit Facility (the "DIP Facility"), and was approved by the Bankruptcy Court on November 15, 1996. The DIP Facility, which expires September 30, 1997, provides up to $130,000 under a borrowing base formula, less prepetition advances under the Company's then existing New Senior Credit Facility (the "Prepetition Credit Facility") with the Lender Group, on terms substantially the same as the Prepetition Credit Facility. On February 5, 1997, the DIP Facility was repaid in full with proceeds from the sale as discussed in Note 2.

The DIP Facility and prepetition secured claims are collateralized by substantially all of the assets of the Company including accounts receivable, inventories and property, plant and equipment. The Company has continued to accrue interest on its prepetition secured debt obligations. Because of the Chapter 11 filing, there has been no accrual of interest on prepetition unsecured debt subsequent to the Petition Date.

Of the cash proceeds received from the sale of substantially all the assets and business of the Company (see Note 2), approximately $109,000 was used to repay in full the DIP Facility and approximately $11,000 was applied to the prepayment of real estate taxes, certain costs related to the Company's partnership with Coors (see Note 8) and the termination fee payable to Ball-Foster (see Note 2). The balance of the net proceeds of the sale remaining after application to the costs of the winddown and to other administrative and priority claims will be distributed to the creditors of the Company, including the holders of approximately $158,000 principal amount of the Company's Senior Secured Notes and holders of other secured and unsecured claims, pursuant to a Plan of Reorganization which is being developed by the Company in conjunction with the Creditors Committee.

The Company has separately reported, as reorganization items on the consolidated statement of operations, professional fees and similar types of expenditures relating directly to the Chapter 11 filing. The Company's policy is to expense all such expenditures as incurred. These expenses are primarily for legal, claims and accounting services.

NOTE 4 - PREPETITION LIABILITIES

Prepetition liabilities subject to compromise include the following:

                                                                            February 4,     December 31,
                                                                               1997              1996
                                                                            -----------     ------------
              $100,000 10.25% Senior Notes                                   $100,000          $100,000
              $200,000  9.875% Senior Subordinated Debentures                 200,000           200,000
              Other debt                                                        4,368             4,368
              Trade payables                                                   67,890            68,701
              Accrued interest                                                  6,925             6,925
                                                                             --------          --------
                                                                             $379,183          $379,994
                                                                             ========          ========

Because of the Chapter 11 proceedings, there has been no accrual of interest on the $100,000 10.25% Senior Notes or the $200,000 9.875% Senior Subordinated Debentures since September 12, 1996. If accrued, interest expense would have increased $2,916 and $9,167, respectively, during the 1997 Interim Period and the year ended December 31, 1996. Additionally, the amounts reflected as prepetition liabilities do not include amounts related to potential claims, which are substantially in excess of the recorded liabilities at February 4, 1997.

NOTE 5- LONG-TERM DEBT

At February 4, 1997 and December 31, 1996, all debt which, by its terms was previously classified as long-term at the Petition Date, is classified as prepetition liabilities in the accompanying balance sheet.

As a result of the Bankruptcy Proceedings (See Note 3), the Company is in default of various covenants relating to its outstanding prepetition debt. However, under Chapter 11 proceedings, litigation or actions by creditors related to these defaults are stayed. In addition, the DIP Facility required that the Company's collateral value and availability, as defined, could not be less than a specified amount and the outstanding credit facility balance could not be more than a specified amount as measured on a rolling four-week period throughout the term of the DIP Facility. Prior to the repayment of the DIP Facility, the Company was in full compliance with these covenants.

Long-term debt at December 31, 1995, giving affect to the Noteholder Restructuring Agreement discussed below, consists of the following:

                                                                                                 1995
                                                                                              ---------
      Floating Rate Series A Senior Secured Notes, variable interest rate, payable monthly    $  38,000
      Series B Senior Secured Notes, interest at 9.91%, payable monthly                         202,000
      Floating Rate Series C Senior Secured Notes, variable interest rate, payable monthly       10,000
      $100,000 Senior Notes, Series A, interest at 10.25%, payable semi-annually                100,000
      $200,000 Senior Subordinated Debentures, interest at 9.875%, payable semi-annually        200,000
      Other                                                                                       4,450
                                                                                              ---------
                                                                                                554,450
      Less current maturities                                                                     1,770
                                                                                              ---------
                                                                                              $ 552,680
                                                                                              =========

Effective January 12, 1996, the Company and the holders of the Senior Secured Notes entered into a Noteholder Restructuring Agreement which provides for, among other things, consent by the holders to the replacement of the then current Credit Agreement with a new $130,000 credit facility (subsequently replaced by the DIP Facility) and waiver by the holders to identified defaults or events of default existing on the effective date or which may occur during the waiver period which expired not later than January 31, 1998. The restructuring period was defined as the period between the effective date and the termination date, which would have occurred no later than June 30, 1998 (the "Restructuring Period"). The following events occurred in connection with the effectiveness of the Noteholder Restructuring Agreement:


-    execution of the $130,000 Prepetition Credit Facility


- mandatory prepayment on January 12, 1996 of the aggregate principal amount of the Senior Secured Notes as follows:

           -        Series A $12,160; Series B $64,640 and Series C $3,200;

- payment of a restructuring fee of 1.75% of the principal amount of the consenting noteholders' Senior Secured Notes outstanding prior to giving effect to the prepayments above, approximately $4,100, and

- $40,000 capital contribution from Vitro and a commitment from Vitro to contribute an additional $25,000 on or before January 31, 1997. Capital contributions in 1996 amounted to $92,484.

Compliance with the financial maintenance tests as defined in the amendments to the Note Purchase Agreement, including fixed charge coverage, net worth, current ratio and debt to equity were waived through the period ending January 31, 1998. However, the Company was required to maintain capital expenditures and net worth in amounts not less than those defined in the Noteholder Restructuring Agreement.

During the Restructuring Period, the Series A Notes and Series C Notes bore a floating rate of interest at the one-month LIBOR rate, as defined, plus 2.0%. The interest rate was adjusted monthly. Interest on the Series B Notes is fixed at 9.91% per annum. Interest during the Restructuring Period is payable on the 15th of each month.

Effective January 12, 1996, and concurrent with the Noteholder Restructuring Agreement, the Company entered into a Loan Agreement with Foothill Capital Corporation, as agent and Congress Financial Corporation, as co-agent, to provide for the $130,000 Prepetition Credit Facility. $80,000 of proceeds from the Prepetition Credit Facility were used to prepay at closing a significant portion of certain payments of the Senior Secured Notes originally scheduled to be made in July 1996 and July 1997 and the remaining $50,000 was used to finance working capital and other general corporate purposes. Advances outstanding at any one time are not to exceed an amount equal to the Borrowing Base as defined in the Prepetition Credit Facility. Interest, at prime plus 1.125%, as defined, is payable monthly. A commitment fee of .5% of the unused portion of the Prepetition Credit Facility is payable monthly. The Prepetition Credit Facility (which was subsequently replaced with the DIP Facility) was repaid February 5, 1997 with proceeds from the sale discussed in Note 2.

Through February 5, 1997 the Company had borrowings outstanding under the DIP Facility. At February 4, 1997 and December 31, 1996, advances outstanding under the DIP Facility were $107,939 and $90,455, respectively. At December 31, 1996, the weighted average interest rate on borrowings outstanding was 9.375%.

In March 1994, Vitro provided a one year, $20,000 letter of credit facility on behalf of the Company, thereby effectively increasing the Company's letter of credit availability by $20,000. Outstanding letters of credit under this facility at December 31, 1996 were $15,000. In February 1997, the Company received an additional capital contribution of $8,400 in satisfaction of obligations outstanding under the letter of credit facility, which was terminated at that time.

The Senior Secured Notes are collateralized by the property, plant and equipment of the Company with a secondary interest in inventories and accounts receivable. The DIP Facility is collateralized by inventories and accounts receivable with a secondary interest in the property, plant and equipment of the Company. Both the Note Purchase Agreement and the DIP Facility provide for various covenants that restrict the Company's ability to incur additional indebtedness, sell or transfer assets, make investments, enter into transactions with or make distributions to affiliates and pay dividends or make other distributions in respect of its capital stock, as well as require it to meet various financial maintenance tests. Effective with the Noteholder Restructuring Agreement, the holders of the Senior Secured Notes waived compliance with the financial maintenance covenants through January 31, 1998. However, the Company must maintain capital expenditures and net worth in amounts not less than those defined in the Noteholder Restructuring Agreement.

Effective June 18, 1992, the Company issued $100,000 aggregate principal amount of 10.25% Senior Notes due June 30, 2002 (the "Exchange Notes"). The Company then completed an exchange offer with the exchange of all Exchange Notes for a like principal amount of 10.25% Senior Notes due 2002, Series A (the "Senior Notes"), issued under an Indenture dated as of October 15, 1992 between the Company and Continental Bank, National Association, as Trustee. The Senior Notes are unsecured obligations of the Company ranking senior in right of payment to the Debentures (described below) and pari passu with all other existing and future senior indebtedness of the Company. Interest is payable semi-annually in arrears on each June 30 and December 31. Interest has not been paid or accrued following the Petition Date.

Effective December 2, 1993, the Company completed a public offering of $200,000 aggregate principal amount of 9.875% Senior Subordinated Debentures due December 15, 2008 (the "Debentures") under an Indenture dated December 1, 1993 between the Company and Chemical Bank, as Trustee. The Debentures are unsecured obligations, subordinate in right of payment to all existing and future senior debt, as defined, of the Company. Interest on the Debentures is payable semi-annually on June 15 and December 15. Interest has not been paid or accrued following the Petition Date.

All of the Company's debt agreements contain cross-default provisions.

NOTE 6 - RESTRUCTURING AND OTHER CHARGES

In January 1996, formal plans were approved to further restructure certain of the Company's operations to respond to the continued decline in the industry sales volume combined with the loss of a significant portion of the business of the Company's largest customer. The Company closed its Cliffwood, New Jersey plant effective January 1996, and substantially all hourly and salaried employees of that plant, approximately 350, were terminated. A restructuring charge of approximately $50,000 was recorded in the 1996. Of this amount, approximately $24,900 related to the writedown to net realizable value of certain manufacturing assets.

During 1994, formal plans were approved to significantly reduce the Company's cost structure and to improve productivity. This restructuring program relates primarily to consolidation of underutilized manufacturing operations and provided for the closure of three of the Company's 17 manufacturing plants then operating. The Company closed its Waukegan, Illinois and Los Angeles, California plants in the second quarter of 1995 and its Keyser, West Virginia plant in the third quarter of 1995. In the 1994 fourth quarter, the Company recorded a restructuring charge of $79,599 and in the 1995 first quarter, an additional $10,300 charge was recorded to reflect the benefit arrangements for employees affected by this plan. In total, substantially all hourly and salaried employees of these plants, approximately 725, were terminated. Of the total $89,800 charge, approximately $50,600 related to the writedown to net realizable value of certain manufacturing assets.

The Keyser and Cliffwood plants have been recorded at net realizable value and are held for sale. The Waukegan plant was sold in 1996 and the Los Angeles plant will be retained by the Company as part of the acquisition discussed in Note 2 to the consolidated financial statements.

The following represents information regarding amounts charged against the restructuring liability for the Company's restructuring plans.


                                                                                      Amount
                                                                                      Charged
                                                                    Restructuring     Against
                                                                       Charges      Liability
                                                                    -------------   ----------
       1996 RESTRUCTURING PLAN
       -----------------------
       Severance and employee benefit costs                          $ 10,800        $ 10,800
       Plant shutdown costs related to consolidation
          and discontinuation of manufacturing activities            $ 14,300        $ 12,600

       1994/1995 RESTRUCTURING PLAN
       ----------------------------
       Severance and employee benefit costs                          $ 18,300        $ 18,300
       Plant shutdown costs related to consolidation
          and discontinuation of manufacturing activities            $ 20,900        $ 18,500


NOTE 7 - CAPITAL CONTRIBUTION

As a condition of closing to the Noteholder Restructuring Agreement, as discussed in Note 5, in January 1996, the Company received a $40,000 cash capital contribution from Vitro and received a commitment from Vitro to contribute an additional $25,000 on or before January 31, 1997. During 1996, Vitro provided capital contributions of $92,484.

NOTE 8 - INVESTMENT IN JOINT VENTURE

In March 1995, the Company and Coors entered into a long-term partnership (the "Partnership") to produce glass bottles at the Coors glass manufacturing facility in Wheat Ridge, Colorado. The Partnership will employ the Company's technology, along with capital contributions from both companies, to increase the efficiency, capacity and volume of the Coors facility. Coors has contributed, as its capital contribution, the facility's machinery, equipment and certain personal property. The Company's required capital contribution was approximately $54,000 in cash for capital spending needs over the first three years of the partnership, of which approximately $36,015 has been contributed through capital expenditures through December 31, 1996. The Company's investment in the joint venture is accounted for on the equity method. Capital contributions are recorded as the investment is funded. The Partnership has an initial term of ten years, which can be extended for additional terms of two years each, and the partners will share the cost benefit of achieved operational efficiencies. In addition, Coors has entered into a separate long-term preferred supplier agreement with the Company. The preferred supplier agreement has an initial term of ten years, which can be extended for additional terms of two years each. This agreement will allow the Company to supply 100% of Coors' glass container requirements (exceeding the Partnership's production) beginning January 1, 1996.

As discussed in Note 2, effective February 5, 1997, OI purchased the Company's investment in the joint venture (including the assumption of related obligations) and the preferred supplier agreement.

NOTE 9 - SALE AND LEASEBACK

In July and August 1995, the Company entered into sale and leaseback transactions of certain manufacturing equipment located at four of the Company's manufacturing facilities. Under the sale agreements, the Company sold the equipment at an aggregate net selling price of approximately $48,300. In addition, the Company entered into agreements to lease back the equipment for a nine year term at an average annual rental of approximately $7,600. The deferred gain of approximately $14,200, representing the excess of the selling price over the net book value of the equipment, is being amortized at approximately $1,600 annually over the nine year operating lease term.

NOTE 10 - RELATED PARTY INFORMATION

Container

There have been no material transactions between the Company and Container or its subsidiaries in the 1997 Interim Period and in the years ended 1996 and 1995. During 1996, the Company sold a previously closed manufacturing facility to Container for proceeds of approximately $750 of cash and a note receivable of $2,800.

Vitro

Related party transactions with Vitro and its consolidated subsidiaries are summarized as follows:

---------------------------------------------------------------------------------------------
                                                                     Years Ended December 31,
                                                                     ------------------------
                                                                        1996          1995
---------------------------------------------------------------------------------------------


           Purchases of equipment..................                 $  7,183        $  6,662
           Payable for equipment...................                    2,078              22
           Purchases of inventory..................                    6,978           2,115
           Payable for inventory...................                    1,582               9
           Sales of inventory......................                   23,376          14,534
           Receivable from sales of inventory......                    3,100           2,211
           Other receivables.......................                       --             221
           Equipment deposits......................                    2,187           2,187

The nature and amount of related parties transactions during the 1997 Interim Period were not material.

Sale of Accounts Receivable

In December 1995, approximately $30,700 of eligible trade receivables was sold to Factoraje Serfin, S.A. de C.V., a wholly-owned subsidiary of Grupo Financiero Serfin, S.A. de C.V., an associated company in which Vitro owns a minority interest. This transaction resulted in net proceeds to the Company of $30,000. These receivables were sold without recourse and the proceeds were used to fund working capital needs.

NOTE 11 - INCOME TAXES

The consolidated group of companies, of which the Company is a member, applies SFAS 109 under which the liability method is used in accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Under SFAS 109, if on the basis of available evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized, the asset must be reduced by a valuation allowance.

The Company had previously recognized approximately $1,825 as a deferred tax asset, net of the valuation allowance. As a result of continuing losses, management has determined it was no longer more likely than not that the value of the remaining deferred tax asset would be realized. As a result, the Company recorded an additional valuation allowance of $1,825, which is reflected as a provision for income taxes in the Consolidated Statement of Operations for the year ended December 31, 1996. The company recorded a current state income tax provision of $250 in 1995.

The significant components of the deferred tax assets and liabilities are as follows:

                                                                     February 4,    December 31,
                                                                        1997            1996
                                                                     ----------     ------------
Deferred tax assets:
       Acquired tax benefits......................................   $  27,700      $   27,700
       Post acquisition loss carryforwards.......................      112,000         106,000
       Pension and postretirement liabilities.....................      55,300          55,300
       Accruals and reserves......................................      50,300          50,300
                                                                     ---------      ----------
                                                                       245,300         239,300
       Valuation allowance........................................    (158,400)       (152,400)
                                                                     ----------     ----------
                                                                        86,900          86,900
                                                                     ---------      ----------
Deferred tax liabilities:
       Property, plant and equipment..............................      55,000          55,000
       Inventories................................................      22,300          22,300
       Receivables and other assets...............................       9,600           9,600
                                                                     ---------      ----------
                                                                        86,900          86,900
                                                                     ---------      ----------
Net deferred tax asset....... ....................................   $      --      $       --
                                                                     =========      ==========

At February 4, 1997, the Company had unused net operating losses and investment tax credit carryforwards of approximately $340,000 and $5,200, respectively, expiring at various dates through 2011. Of these amounts, $275,000 and $0, respectively, are not restricted as to use and expire at various dates through 2011. The balance of the carryforwards amounting to $65,000 and $5,200, respectively, expire at various dates through 2004, and are restricted to offsetting future taxable income of the respective companies which generated the carryforwards.

NOTE 12 - PENSION PLANS

The Company has defined benefit retirement plans for salaried and hourly-paid employees. Benefits are calculated on a salary-based formula for salaried plans and on a service-based formula for hourly plans. Effective December 31, 1994, the Company changed its defined benefit plans for salaried employees resulting in the freezing of benefits, as discussed below. Pension costs incurred in the 1997 Interim Period were $848. Pension costs for the years ended 1996 and 1995 are summarized below.


---------------------------------------------------------------------------------------------
                                                                    Years Ended December 31,
                                                                         1996          1995
---------------------------------------------------------------------------------------------
Service cost-benefits earned during the year..................       $   5,266      $  6,731
Interest cost on projected benefit obligation.................          28,646        29,429
Return on plan assets.........................................         (28,270)      (22,500)
Net amortization and deferral.................................           2,442         2,757
Curtailment (gain) loss.......................................             964             -
                                                                     ---------      --------

   Total pension cost.........................................       $   9,048      $ 16,367
                                                                     =========      ========


The Company has substantial unfunded obligations related to its employee pension plans. The Retirement Protection Act of 1994 requires the Company to make significant additional funding contributions into its underfunded defined benefit retirement plans and will increase the premiums paid to the PBGC.

Subsequent to the Petition Date, the Company did not make scheduled contribution payments to its employee pension plans. Scheduled plan contribution payments not made in the year ended December 31, 1996, amounted to $16,330. Of the scheduled January 15, 1997 contribution, $3,599 was not paid.

As an objection to the sale, the PBGC entered a determination to terminate the Company's qualified defined benefit pension plans. However, in conjunction with the sale, New Anchor assumed all liabilities of the plans and funded approximately $9,100 of plan contributions, previously unfunded following the Company's filing of Chapter 11 (see Note 3). Additionally, New Anchor issued $9,000 face amount of mandatorily redeemable 10% cumulative convertible preferred stock and Vitro has guaranteed to fund qualified defined benefit plan obligations up to $70,000, should New Anchor default on its obligations. Consequently, the PBGC agreed not to terminate the plans as a result of the Agreement and the assumption of the plans by New Anchor.

Effective December 31, 1994, the Company changed its salaried retirement and savings programs, resulting in the freezing of benefits under its three defined benefit pension plans for salaried employees and amending its defined contribution savings plan for salaried employees. The freezing of benefits under the defined benefit pension plans for salaried employees resulted in a curtailment gain of $3,588. Effective December 31, 1996, the Company merged the Latchford Glass Company Salaried Employees' Pension Plan into the Anchor Glass Container Corporation Retirement Plan for Salaried Employees. Also effective December 31, 1994, the Company merged the Diamond Bathurst Salaried Employees Retirement Plan into the Anchor Glass Container Corporation Retirement Plan for Salaried Employees. Under the amended savings plan, the Company will match, beginning in 1995, employees' basic contributions to the plan in an amount equal to 150% of the first 4% of an employee's compensation.

The funded status of the Company's pension plans at December 31, 1996, the latest valuation date, follows:


                                                                            1996
                                                            -----------------------------------
                                                             Accumulated          Assets Exceed
                                                              Benefits             Accumulated
                                                            Exceed Assets           Benefits
                                                            -------------         -------------
Actuarial present value of accumulated plan benefits:
      Vested benefit obligation...........................      $290,589             $ 107,015
                                                                ========             =========
      Accumulated benefit obligation......................      $301,349             $ 107,015
                                                                ========             =========
Projected benefit obligation..............................       301,349               107,015
Plan assets at fair value.................................       218,013               116,139
                                                                --------             ---------
Projected benefit obligation in excess of
      (less than) plan assets.............................        83,336                (9,124)
Amounts not recognized -
      Subsequent losses...................................       (22,394)               (3,817)
      Prior service cost..................................       (17,140)                    -
Additional minimum liability..............................        39,534                     -
                                                                --------             ---------
Accrued (prepaid) pension cost............................      $ 83,336             $ (12,941)
                                                                ========             =========

Significant assumptions (weighted average rates) used in determining net pension cost and related pension obligations for the benefit plans for 1996 and 1995 were as follows:


                                                                 1996                  1995
                                                                 ----                  ----
         Discount rate....................................       7.50%                 7.50%
         Expected long-term rate of return................
            on plan assets................................       9.0                   9.0
         Rate of increase on compensation
            level.........................................       5.0                   5.0

The Company recognized an additional minimum liability that is equal to the difference between the accumulated benefit obligation over plan assets in excess of accrued (prepaid) pension cost. A corresponding amount is recognized as either an intangible asset or a reduction of equity. Pursuant to this requirement, the Company recorded, as of February 4, 1997 and December 31, 1996, an additional liability of $39,534, an intangible pension asset of $17,140, and an equity reduction of $22,394. Plan assets are held by independent trustees and consist principally of investments in equities, fixed income and government securities.

The Company also sponsors two defined contribution plans covering substantially all salaried and hourly employees. Expenses under these programs for the 1997 Interim Period and the years ended December 31, 1996 and 1995 were approximately $237, $2,817 and $3,045 respectively.

NOTE 13 - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company provides benefits to substantially all salaried, and certain hourly employees under several plans. SFAS 106 requires accrual of postretirement benefits (such as healthcare benefits) during the years an employee provides services. Currently, the Company funds these healthcare benefits on a pay-as-you-go basis. The Company also contributes to a multi-employer trust, and under the requirements of SFAS 106, recognizes as postretirement benefit cost the required annual contribution.

SFAS 106 allows recognition of the cumulative effect of this liability in the year of adoption or the amortization of the net initial transition obligation over a period of up to twenty years. The Company elected to recognize the net initial transition obligation of approximately $3,400 on a straight-line basis over a period of twenty years. The Company's cash flows are not affected by implementation of SFAS 106.

The accumulated postretirement benefit obligation at December 31, 1996, the latest valuation date, is as follows:


----------------------------------------------------------------------------------------------
                                                                                  December 31,
                                                                                      1996
----------------------------------------------------------------------------------------------
         Retirees.........................................................         $38,403
         Eligible plan participants.......................................           8,743
         Other active plan participants...................................          14,273
                                                                                   -------
                                                                                    61,419
         Unrecognized gain ...............................................           4,698
         Unrecognized transition obligation ..............................          (2,695)
                                                                                   -------
         Accrued postretirement benefit costs.............................         $63,422
                                                                                   =======

Net postretirement benefit costs for the 1997 Interim Period were $643. Net postretirement benefit costs for the years ended December 31, 1996 and 1995 consist of the following components:

----------------------------------------------------------------------------------------------
                                                                                 Years Ended
                                                                                 December 31,
                                                                                1996     1995
-----------------------------------------------------------------------------------------------
         Service cost - benefits earned during the year...................      $1,052  $1,191
         Interest cost on accumulated postretirement
             benefit obligation...........................................       4,200   4,641
         Net amortization and deferral....................................         168     168
                                                                                ------  ------
                                                                                $5,420  $6,000
                                                                                ======  ======

The assumed healthcare cost trend used in measuring the accumulated postretirement benefit obligation as of December 31, 1996 was 9.0% declining gradually to 5.5% by the year 2003, after which it remains constant. A one percentage point increase in the assumed healthcare cost trend rate for each year would increase the accumulated post-retirement benefit obligation as of December 31, 1996 by approximately 12% and the net postretirement healthcare cost for the year ended December 31, 1996 by approximately 13%. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.25% for 1996.

The Company also contributes to a multi-employer trust which provides certain other postretirement benefits to retired hourly employees. Expenses under this program for the 1997 Interim Period and the years ended December 31, 1996 and 1995, were $360, $4,990 and $5,033 respectively.

NOTE 14 - LEASES

The Company leases distribution and office facilities, machinery, transportation, data processing and office equipment under non-cancelable leases which expire at various dates through 2004. These leases generally provide for fixed rental payments and include renewal and purchase options at amounts which are generally based on fair market value at expiration of the lease. The Company has no material capital leases.

Future minimum lease payments under non-cancelable operating leases are as follows:


          1997........................................    $22,100
          1998........................................     17,600
          1999........................................     13,300
          2000........................................      9,700
          2001........................................      8,600
          After 2001..................................     20,300
                                                          -------
                                                          $91,600
                                                          =======

Rental expense for all operating leases for the 1997 Interim Period and the years ended December 31, 1996 and 1995 was $3,012, $19,770 and $21,670,
respectively.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

The Company is a respondent in various environment-related cases. The measurement of liabilities in these cases and other environmental concerns is based on available facts of each situation and considers factors such as prior experience in remediation efforts and presently enacted environmental laws and regulations. In the opinion of management, based upon information presently known, the Company has adequately provided for environmental liabilities. The Company is not otherwise party to, and none of its assets are subject to any other pending legal proceedings, other than ordinary routine litigation incidental to its business and against which the Company is adequately insured and indemnified or which is not material. The Company believes that the ultimate outcome of these cases will not materially affect future operations.

NOTE 15 - SUBSEQUENT EVENT

Effective January 30, 1998, all of the remaining assets of the Company were transferred to Anchor Liquidating Trust.

                             ANCHOR RESOLUTION CORP.
                      SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth certain historical financial information of Old Anchor. The selected financial data for the period from January 1, 1997 to February 4, 1997 (the "Interim Period 1997") and the four years ended December 31, 1996 has been derived from Old Anchor's consolidated financial statements. The following information should be read in conjunction with Old Anchor's consolidated financial statements, including notes thereto, and the related Old Anchor Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this report.

                                                                                                                 INTERIM
                                                               YEARS ENDED DECEMBER 31,                          PERIOD
                                               ----------------------------------------------------------        --------
                                                    1993            1994              1995           1996           1997
                                                    ----            ----              ----           ----           ----
                                                                     (dollars in thousands)
STATEMENT OF OPERATIONS DATA:
Net sales                                      $ 1,126,037      $ 1,089,317      $   956,639      $ 814,370      $  62,560
Cost of products sold                            1,028,332          996,780          906,393        831,612         70,608
Selling and administrative expenses                 51,137           52,371           48,998         39,570          3,745
Restructuring and other charges(1)                    ----           79,481           10,267         49,973           ----
Impairment of long-lived assets(2)                    ----             ----             ----        490,232           ----
Write-up of assets held for sale(1)                   ----             ----             ----         (8,967)          ----
                                               -----------      -----------      -----------      ---------      ---------
Income (loss) from operations                       46,568          (39,315)          (9,019)      (588,050)       (11,793)
Other income (expense), net                            500           (2,385)             171        (10,020)          (595)
Interest expense(3)                                (62,535)         (56,070)         (56,871)       (48,601)        (2,437)
                                               -----------      -----------      -----------      ---------      ---------
Income (loss) before reorganization items,
income taxes, extraordinary items and
cumulative effect of accounting change             (15,467)         (97,770)         (65,719)      (646,671)       (14,825)
Reorganization items                                  ----             ----             ----         (5,008)          (827)
Income taxes(4)                                     (2,400)            (250)            (250)        (1,825)          ----
Extraordinary items(5)                             (18,152)            ----             ----         (2,336)          ----
Cumulative effect of accounting change(4)            1,776             ----             ----           ----           ----
                                               -----------      -----------      -----------      ---------      ---------
Net income (loss)                              $   (34,243)     $   (98,020)     $   (65,969)     $(655,840)     $ (15,652)
                                               ===========      ===========      ===========      =========      =========

OTHER FINANCIAL DATA:
Net cash provided by (used in)
operating  activities                          $    99,279      $    27,914      $       430      $ (28,411)     $ (11,427)
Net cash used in investing activities             (118,470)         (96,655)         (48,500)       (63,892)        (7,500)
Net cash provided by financing
activities                                           3,259           28,467           52,198         78,886         17,478
Depreciation and amortization                      103,549          100,476           99,915        101,656          7,605
Capital expenditures                                89,901           93,833           70,368         46,254          7,186

BALANCE SHEET DATA (AT END OF PERIOD):
Accounts receivable                            $    58,128      $    66,618      $    40,965      $  55,851      $  60,978
Inventories                                        173,204          176,769          180,574        144,419        148,731
Total assets                                     1,347,201        1,264,488        1,208,348        643,468        651,801
Total debt(6)                                      555,222          584,671          557,450        552,848        570,335
Total stockholder's equity (deficiency
in assets)                                         412,752          324,554          289,603       (269,307)      (284,959)

(1) Restructuring and other charges reflects Old Anchor's implementation of a series of restructuring plans in an effort to respond to the continued decline in the industry sales volume combined with, in 1996, the loss of a significant portion of the business of Old Anchor's largest customer. The following represents information regarding the amounts charged against the restructuring liability for old Anchor's restructuring plans:

                                                                                      AMOUNT CHARGED
                                                                                     AGAINST LIABILITY
                                                                     RESTRUCTURING   AS OF DECEMBER 31,
                                                                       CHARGES              1996
                                                                       -------              ----
                                                                            (DOLLARS IN THOUSANDS)
     1996 RESTRUCTURING PLAN
     Plant shutdown costs, including severance costs and
     pension curtailment losses                                         $25,100          $20,100
     Writedown  of  certain manufacturing assets to net
     realizable value                                                    24,900               --
     1994/1995 RESTRUCTURING PLAN
     Plant shutdown  costs, including severance costs and
     pension curtailment losses                                         $39,200          $33,700
     Writedown of  certain manufacturing assets to net
     realizable value                                                    36,600               --
     Writedown of previously shutdown manufacturing
     facilities to net realizable value                                  14,000               --

     During the year ended December 31, 1996, Old Anchor recorded an adjustment to the carrying value of certain idled facilities held for sale. These assets were previously written down to an estimated net realizable value. Upon a current evaluation of quotes and offers on these properties in 1996, Old Anchor increased their net carrying value by approximately $9.0 million. The balance of the restructuring liability is anticipated to be expended and charged against the liability over the next three years.
(2) Impairment of long-lived assets reflects the adjustment for the write-off of goodwill and other long-lived assets. As a result of the declining profitability, diminishing cash flow and the bankruptcy proceedings, the recoverable value of the carrying amount of long-lived assets and intangibles was reviewed for impairment. Based upon this review, the amount of remaining excess of the purchase price over the fair value of net assets acquired at December 31, 1996, of $457.2 million and other long-lived assets of $33.0 million were written off in the year ended December 31, 1996. The excess cost over fair value of net assets acquired had been amortized on a straight-line basis over a 40 year period. Amortization expense, included as a component of cost of products sold, was approximately $13.9 million for each of the years ended December 31, 1996, 1995, 1994 and 1993. See Old Anchor's Notes to the Consolidated Financial Statements.
(3) Because of Chapter 11 proceedings, there has been no accrual of interest on the $100.0 million 10.25% Senior Notes or the $200.0 million 9.875% Senior Subordinated Debentures since September 12, 1996. If accrued, interest expense would have increased $2.9 million and $9.2 million, respectively during the 1997 Interim Period and the year ended December 31, 1996.
(4) Income tax provision reflects any additional valuation allowances required to be recorded under SFAS 109. The adoption of SFAS 109 effective January 1, 1993 resulted in an increase in the cumulative net deferred tax asset by $1.8 million. Under SFAS 109, deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. If on the basis of available evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized, the asset must be reduced by a valuation allowance.

(5) Extraordinary items in the two years ended December 31, 1993 and 1996, result from the write-off of financing costs related to debt extinguished during the relevant periods, net of taxes.
(6) Total debt as of December 31, 1996 includes $462.3 million of prepetition liabilities and $90.5 million outstanding under Old Anchor's debtor-in-possession credit facility.

                             ANCHOR RESOLUTION CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996


RESULTS OF OPERATIONS

  Introduction

         The following table sets forth certain information derived from the Consolidated Financial Statements of Anchor Resolution Corp., formerly Anchor Glass Container Corporation and currently a debtor-in-possession under Chapter 11 of the Bankruptcy Code ("Old Anchor"), for the two years ended December 31, 1996. The following discussion should be read in conjunction with the Consolidated Financial Statements of Old Anchor and notes thereto, included elsewhere herein.

                                                              YEARS ENDED DECEMBER 31,
                                                                1995                  1996
                                                                ----                  ----
                                                          AMOUNT     PERCENT    AMOUNT     PERCENT
                                                          ------     -------    ------     -------
                                                                  (dollars in millions)
       Net sales                                           $956.6      100.0%    $814.4      100.0%
       Cost of products sold                                906.4       94.8      831.6      102.1
       Selling and administrative expenses                   49.0        5.1       39.6        4.9
       Restructuring and other charges                       10.3        1.1       50.0        6.1
       Impairment of long-lived assets                         --         --      490.2       60.2
       Write-up of assets held for sale                        --         --       (9.0)      (1.1)
       Loss from operations                                  (9.1)      (1.0)    (588.0)     (72.2)
       Interest expense                                      56.8        5.9       48.6        6.0
       Loss before reorganization items,
          income taxes and extraordinary items              (65.7)      (6.9)    (646.7)     (79.4)
       Loss before extraordinary items                      (66.0)      (6.9)    (653.5)     (80.2)
       Net loss                                             (66.0)      (6.9)    (655.8)     (80.5)

         The net loss for the year ended December 31, 1996 was $655.8 million compared to a net loss of $66.0 million for 1995. Included in the loss for 1996 is the impairment of long-lived assets of $490.2 million. Included in the 1996 and 1995 results were first quarter charges of $50.0 million and $10.5 million, respectively, for Old Anchor's s 1996 and 1995 restructuring programs. Excluding the effect of these items, net loss would have been $115.6 million compared to $55.7 million for 1995.

         The decline in Old Anchor's operations is a direct result of Old Anchor's high debt levels and industry-wide volume declines that have led to severe competitive pricing pressures, negatively impacting operating results. Net sales for 1996 decreased 14.9% compared to 1995, on a volume decline of approximately 14%, primarily in the beer, iced tea and soft drink markets. As an example, Old Anchor's 1996 volume allocation from its largest customer in 1995, Anheuser-Busch, has been significantly reduced. The softness in overall industry volume shipments has led to severe competitive pricing pressures, negatively impacting operating margins. In accordance with its restructuring plans, Old Anchor closed its Cliffwood, New Jersey plant in January 1996, and closed its Waukegan, Illinois, Los Angeles, California and Keyser, West Virginia plants in 1995.

NET SALES

         Net sales for 1996 were $814.4 million, a decrease of 14.9% compared to $956.6 million for 1995. The decrease in net sales principally reflects the softening in 1996 of the year-to-year demand for glass containers which has resulted in increased competition for market share and lower pricing trends. In addition, as described above, Anheuser-Busch has significantly reduced its purchases from Old Anchor.

COST OF PRODUCTS SOLD

         Cost of products sold as a percentage of net sales were 102.1% for 1996 compared to 94.8% for 1995. This increase principally reflects the impact of reduced shipping volumes and lower pricing trends, as described above. Partially offsetting this increase is the impact of Old Anchor's strategic initiatives and cost savings derived from Old Anchor's restructuring plans and re-engineering program.

SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses declined $9.4 million, or 19.2% in 1996 compared to 1995. This decrease principally reflects lower personnel and fringe benefit costs as a result of headcount reductions associated with Old Anchor's re-engineering and cost reduction programs.

RESTRUCTURING AND OTHER CHARGES

         In the 1995 first quarter, an additional $10.3 million charge was recorded to reflect the benefit arrangements for employees affected by this plan. In January 1996, formal plans were approved to further restructure certain of Old Anchor's operations to respond to the continued decline in the industry sales volume combined with the loss of a significant portion of the business of Old Anchor's largest 1995 customer. A restructuring charge of approximately $50.0 million has been recorded in the 1996 Consolidated Statement of Operations for the closure of the Cliffwood, New Jersey plant and other restructuring obligations.

IMPAIRMENT OF LONG-LIVED ASSETS

         As a result of declining profitability, diminishing cash flows and the bankruptcy proceedings, the entire $457.2 million of goodwill and $33.0 million of other long-lived assets were written off.

WRITE-UP OF ASSETS HELD FOR SALE

         In December 1996, Old Anchor wrote up the value of certain assets held for sale by $9.0 million.

INTEREST EXPENSE

         Interest expense was $48.6 million for 1996 compared to $56.8 million for 1995. Because of the Bankruptcy Proceedings, there has been no accrual of interest on the $100.0 million 10.25% Senior Notes or the $200.0 million 9.857% Senior Subordinated Debentures since September 12, 1996. If accrued, interest expense would have increased by $9.1 million in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         As a result of the continued decline in Old Anchor's results of operations from the effect of the highly competitive glass container market, and Old Anchor's high debt level, on September 13, 1996 (the "Petition Date"), Old Anchor filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On September 30, 1996, Anchor Recycling Corporation, a wholly-owned subsidiary of Old Anchor, also filed a voluntary petition to reorganize under Chapter 11 in the same court. The Chapter 11 proceedings are being jointly administered, with Old Anchor managing the business in the ordinary course as a debtor-in-possession under the supervision of the Bankruptcy Court. Old Anchor concluded that the Chapter 11 filing was necessary in order to preserve the value of its assets and to ensure that the business had sufficient cash resources to continue operations while it completed the sale of the business discussed in Note 2 to the Notes to the Consolidated Financial Statements, appearing elsewhere herein.

         Old Anchor obtained debtor-in-possession ("DIP") financing from Foothill Capital Corporation, as agent and Congress Financial Corporation, as co-agent (the "Lender Group") to proved for a $130.0 million DIP Credit Facility (the "DIP Facility"), which was approved by the Bankruptcy Court on November 15, 1996. The DIP Facility, which would expire September 30, 1997, provided up to $130.0 million under a borrowing base formula, less prepetition advances under Old Anchor's then existing Prepetition Credit Facility with the Lender Group, on terms substantially the same as the Prepetition Credit Facility.

         Advances outstanding at any one time were not to exceed an amount equal to the Borrowing Base, consisting of accounts receivable and finished product inventory, as defined in the Prepetition Credit Facility, and amended by the DIP Facility. At December 31, 1996, Old Anchor's available borrowing base, as defined under the DIP Facility was approximately $113.7 million against which $90.5 was outstanding. Interest, at prime plus 1.125%, as defined, was payable monthly. A commitment fee of 0.5% of the unused portion of the DIP Facility was payable monthly.

         On February 5, 1997, Anchor Glass Container Corporation ("New Anchor"), a wholly-owned subsidiary of Consumers Packaging, Inc. ("CPI"), and Owens-Brockway Glass Container, Inc. ("OI") acquired substantially all of the assets and business of Old Anchor in accordance with the terms of the Asset Purchase Agreement, dated December 18, 1996 (the "Agreement") as discussed in
Note 2 to the Notes to Consolidated Financial Statements. The total purchase price approximated $387.9 million, excluding fees of approximately $9.9 million. The purchase price received from OI amounted to approximately $128.4 million and was received in cash. The remaining purchase price of approximately $250.0 million from New Anchor was comprised of approximately $200.5 million in cash, $47.0 million face amount (1,879,320 shares) of mandatorily redeemable 10% cumulative convertible preferred stock and $2.5 million of common stock (490,898 shares with an estimated value of $5.00 per share) of New Anchor. The purchase price is subject to adjustment as defined in the Agreement.

         Proceeds from the sale were used to repay the outstanding balance of the DIP Facility and accrued interest thereon, at February 5, 1997, of approximately $109.0 million. The remainder of the proceeds will be used to satisfy prepetition liabilities, as to be determined under Old Anchor's Plan of Reorganization. Old Anchor's principal sources of liquidity through February 5, 1997 were funds derived from operations and borrowings under the DIP Facility.

         In 1996, operating activities consumed $28.4 million in cash compared to $0.4 million of cash provided in 1995. These increases in cash consumed reflect the increase in losses and the changes in working capital items during the periods compared.

         Capital expenditures in 1996 were $46.3 million compared to $70.4 million in 1995. In addition, in 1996, Old Anchor invested approximately $18.6 million in the joint venture with Coors Brewing Company ("Coors"). Old Anchor invested $20.0 million in the joint venture in 1995. Also in 1995, Old Anchor entered into sale and leaseback transactions, with respect to certain of its glass manufacturing equipment, with an aggregate net selling price of approximately $48.3 million.

         Cash flows from financing activities for the years ended December 31, 1996 and 1995 were $78.9 million and $52.2 million, respectively. The 1996 cash flows from financing activities principally reflects a $92.5 million capital contribution received from Vitro, Sociedad Anonima and borrowings under the Prepetition Credit Facility, modified by the DIP Facility. In February 1997, Old Anchor received an additional capital contribution of $8.4 million in satisfaction of obligations outstanding under the $20.0 million letter of credit facility, which was terminated at that time.

         As a result of the Bankruptcy Proceedings, Old Anchor is in default of various covenants relating to Old Anchor's outstanding prepetition debt. However, under Chapter 11 proceedings, litigation or actions by creditors related to theses defaults are stayed. In addition, the DIP Facility required that Old Anchor's collateral value and availability, as defined, could not be less than a specified amount as measured on a rolling four-week period throughout the term of the DIP Facility. Prior to the repayment of the DIP Facility, Old Anchor was in full compliance with these covenants.

IMPACT OF INFLATION

         The impact of inflation on the costs of Old Anchor, and the ability to pass on cost increases in the form of increased sales prices, is dependent upon market conditions. While the general level of inflation in the domestic economy has been at relatively low levels since Old Anchor's formation in 1983, Old Anchor has generally been unable, since the end of 1991, to fully pass on inflationary cost increases as a result of competitive pricing pressures. This has negatively impacted Old Anchor's operating results.

SEASONALITY

         Due principally to the seasonal nature of the brewing, iced tea and soft drink industries, in which demand is stronger during the summer months, Old Anchor's shipment volume is typically highest in the second and third quarters. Consequently, Old Anchor historically builds inventory during the first quarter in anticipation of seasonal demands during the second and third quarters. However, industry patterns existing over the last 18 months have somewhat altered the normal seasonal trends. In addition, Old Anchor generally schedules shutdowns of its plants for furnace rebuilds and machine repairs in the first and fourth quarters of the year to coincide with scheduled holiday and vacation time under its labor union contracts. These shutdowns and seasonal sales patterns adversely affect profitability during the first and fourth quarters.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CONSUMERS U.S., INC.

Date: March 31, 1998                  By /s/   M. William Lightner, Jr.
                                      ------------------------------------------
                                      M. William Lightner, Jr.
                                      Vice President and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/  John J. Ghaznavi
--------------------------------------
John J. Ghaznavi
Chairman and Chief Executive Officer
(Principal Executive Officer)
March 31, 1998


/s/   M. William Lightner, Jr.
--------------------------------------
M. William Lightner, Jr.
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
March 31, 1998


Directors:


/s/  John J. Ghaznavi
--------------------------------------
John J. Ghaznavi
March 31, 1998


/s/  David T. Gutowski
--------------------------------------
David T. Gutowski
March 31, 1998


/s/  M. William Lightner, Jr.
--------------------------------------
M. William Lightner, Jr.
March 31, 1998


/s/  C. Kent May
--------------------------------------
C. Kent May
March 31, 1998