Form 10-Q
period 1998-03-31
CONSUMERS US INC
filed 1998-05-15
CIK 1041195

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     Commission File Number: 333-31363-01
                     ------------------------------------

                              CONSUMERS U.S., INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                     23-2874087
-------------------------------                     -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

      3140 William Flinn Highway, Allison Park, Pennsylvania      15101
      -----------------------------------------------------------------
            (Address of principal executive offices)           (Zip Code)

                                  412-486-9100
                                  ------------
              (Registrant's telephone number, including area code)

                                      None
       ------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No     .
                                             -----     -----
  All voting and non-voting stock of the registrant is held by an affiliate of the registrant. Number of shares outstanding of each class of common stock at May 15, 1998:
                Common Stock, $.01 par value, 17,000,100 shares



                                    1 of 12

                              CONSUMERS U.S., INC.

                                   FORM 10-Q

                 For the Quarterly Period Ended March 31, 1998

                                     INDEX

                                                                                           Page No.
                                                                                           --------
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements:

              Condensed Consolidated Statements of Operations -
                  Three Months Ended March 31, 1998 and
                  the Period from February 5, 1997 to March 31, 1997                            3

              Condensed Consolidated Balance Sheets -
                  March 31, 1998 and December 31, 1997                                          4

              Condensed Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 1998 and
                  the Period from February 5, 1997 to March 31, 1997                            5

              Notes to Condensed Consolidated Financial Statements                              6

         Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                       8


PART II - OTHER INFORMATION                                                                    11

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              CONSUMERS U.S., INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


--------------------------------------------------------------------------------------------------------
                                                                 Three Months            Period from
                                                                     Ended            February 5, 1997
                                                                March 31, 1998        to March 31, 1997
--------------------------------------------------------------------------------------------------------


Net sales                                                       $ 149,187               $  94,104

Costs and expenses:
       Cost of products sold                                      143,393                  92,682
       Selling and administrative expenses                          7,193                   4,395

--------------------------------------------------------------------------------------------------------

Loss from operations                                               (1,399)                 (2,973)

Other expense, net                                                   (153)                    (66)

Interest expense                                                   (6,204)                 (3,004)
                                                                ---------               ---------

Loss before preferred stock dividends and minority interest        (7,756)                 (6,043)

Preferred stock dividends of subsidiary                            (1,380)                   (844)
                                                                ---------               ---------

Loss before minority interest                                      (9,136)                 (6,887)

Minority interest                                                      --                   2,424
                                                                ---------               ---------

Net loss                                                        $  (9,136)              $  (4,463)
                                                                =========               =========



See Notes to Condensed Consolidated Financial Statements.

                              CONSUMERS U.S., INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

------------------------------------------------------------------------------------------------------
                                                              March 31, 1998       December 31, 1997
                                                                (unaudited)       (restated - Note 2)
------------------------------------------------------------------------------------------------------
ASSETS
------
Current assets:
      Cash and cash equivalents                                 $   1,893               $   1,060
      Accounts receivable                                          71,238                  56,940
      Inventories:
          Raw materials and manufacturing supplies                 23,606                  23,303
          Finished products                                        99,179                  96,820
      Other current assets                                          6,383                   8,082
                                                                ---------               ---------
               Total current assets                               202,299                 186,205

Property, plant and equipment, net                                326,109                 324,871
Other assets                                                       27,490                  25,975
Strategic alliances with customers                                 23,594                  22,189
Goodwill                                                           53,193                  52,819
                                                                ---------               ---------
                                                                $ 632,685               $ 612,059
                                                                =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
      Revolving credit facility                                 $  18,804               $  10,468
      Current maturities of long-term debt                            447                     567
      Accounts payable                                             39,778                  63,796
      Accrued expenses                                             65,709                  67,588
      Accrued interest                                              9,131                   4,576
      Accrued compensation and employee benefits                   25,450                  25,185
                                                                ---------               ---------
               Total current liabilities                          159,319                 172,180

Long-term debt                                                    202,826                 152,758
Long-term pension liabilities                                      45,466                  48,826
Long-term postretirement liabilities                               58,695                  57,900
Other long-term liabilities                                        52,642                  57,522
                                                                ---------               ---------
                                                                  359,629                 317,006
Commitments and contingencies

Redeemable preferred stock                                         55,983                  55,983
                                                                ---------               ---------

Minority interest                                                   6,813                   6,813
                                                                ---------               ---------

Stockholders' equity:
      Common stock                                                    170                     170
      Capital in excess of par value                               86,330                  86,330
      Accumulated deficit                                         (35,019)                (25,883)
      Amount related to minimum pension liability                    (540)                   (540)
                                                                ---------               ---------
                                                                   50,941                  60,077
                                                                ---------               ---------
                                                                $ 632,685               $ 612,059
                                                                =========               =========


See Notes to Condensed Consolidated Financial Statements.

                              CONSUMERS U.S., INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

------------------------------------------------------------------------------------------------------------
                                                                   Three Months            Period from
                                                                       Ended            February 5, 1997
                                                                  March 31, 1998        to March 31, 1997
------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss                                                         $  (9,136)          $  (4,463)
    Adjustments to reconcile net loss to cash provided
       by (used in) operating activities:
           Depreciation and amortization                                13,744               9,120
           Other                                                            28                 431
           Dividend accrued on preferred stock of subsidiary             1,380                 844
           Minority interest                                                --              (2,424)
    Decrease in cash resulting from changes in
       assets and liabilities                                          (46,875)             (3,021)
                                                                     ---------           ---------
                                                                       (40,859)                487

------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Purchase of assets and assumption of liabilities
        of Old Anchor                                                       --            (200,470)
    Expenditures for property, plant and equipment                     (13,491)             (4,540)
    Acquisition related contribution to defined benefit
       pension plans                                                      (745)             (9,056)
    Other                                                                 (197)               (155)
                                                                     ---------           ---------
                                                                       (14,433)           (214,221)

------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt                            50,000             130,000
    Principal payments of long-term debt                                   (79)                 (3)
    Proceeds from issuance of common stock                                  --              85,000
    Net draws on revolving credit facility                               8,336               8,800
    Other, primarily financing fees                                     (2,132)             (7,709)
                                                                     ---------           ---------
                                                                        56,125             216,088

------------------------------------------------------------------------------------------------------------
Cash and equivalents:
    Increase in cash and cash equivalents                                  833               2,354
    Balance, beginning of period                                         1,060                  --
                                                                     ---------           ---------
    Balance, end of period                                           $   1,893           $   2,354
                                                                     =========           =========

------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
    Interest payments, net                                           $   1,116           $   1,303
                                                                     =========           =========
    Income tax payments (refunds), net                               $      --           $      --
                                                                     =========           =========


See Notes to Condensed Consolidated Financial Statements.

                              CONSUMERS U.S., INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

NOTE 1 - MANAGEMENT'S RESPONSIBILITY

In the opinion of Management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and the period from February 5, 1997 to March 31, 1997.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements of Consumers U.S., Inc., consolidated with its majority-owned subsidiary, Anchor Glass Container Corporation ("Anchor"), (together, the "Company") included in the Company's Annual Report on Form 10-K for the period ended December 31, 1997. The results of operations for the interim periods are not necessarily indicative of the results of the full fiscal year.

NOTE 2 - ACQUISITION OF MANUFACTURING RIGHTS FROM AN AFFILIATED COMPANY

For accounting purposes, the acquisition of manufacturing rights from an affiliated company, previously reflected as strategic alliance with customers, has been reflected as a shareholder distribution.

NOTE 3 - LONG-TERM DEBT

Effective March 16, 1998, Anchor completed an offering of an aggregate principal amount of $50.0 million of its 9 7/8% Senior Notes due 2008 (the "Senior Notes") issued under an Indenture dated as of March 16, 1998, among Anchor, Consumers U.S., Inc. and The Bank of New York, as Trustee. The Senior Notes are unsecured obligations of Anchor ranking senior in right of payment to all existing and future subordinate indebtedness of Anchor and pari passu with all existing and future senior indebtedness of Anchor. Proceeds from the issuance of the Senior Notes will be used for growth capital expenditures and general corporate purposes. Pending such use, Anchor used the net proceeds to temporarily repay advances outstanding under the Revolving Credit Facility.

Interest on the Senior Notes accrues at 9 7/8% per annum and is payable semiannually on each March 15 and September 15 to registered holders of the Senior Notes at the close of business on the March 1 and September 1 immediately preceding the applicable interest payment date.

Anchor entered into a Registration Rights Agreement on March 16, 1998. Pursuant to the agreement, Anchor has filed an exchange offer registration statement (declared effective April 28, 1998) with the Securities and Exchange Commission. Anchor has commenced an offer to the holders of the Senior Notes to exchange their Senior Notes for like principal amount of new Senior Notes, substantially identical to the Senior Notes except that the new Senior Notes will not contain terms with respect to transfer restrictions. The exchange offer is expected to be completed in May 1998.

The Senior Notes are redeemable at any time at the option of Anchor, in whole and not in part, at redemption prices defined in the Indenture. The Indenture provides that upon the occurrence of a change in control, Anchor will be required to offer to repurchase all of the Senior Notes at a purchase price equal to 101% of the principal amount plus interest accrued to the date of purchase.

The Indenture, subject to certain exceptions, restricts Anchor from taking various actions, including, but not limited to, the incurrence of additional indebtedness, the granting of additional liens, the payment of dividends and other restricted payments, mergers, acquisitions and transactions with affiliates.


NOTE 4 - PLANT CLOSING COSTS

In an effort to reduce the Company's cost structure and improve productivity, the Company closed its Houston, Texas plant effective February 1997 and its Dayville, Connecticut plant effective April 1997. Exit charges and the amounts charged against the liability as of March 31, 1998 are as follows:


                                                                                         Amount Charged
                                                                    Exit Charges        Against Liability
                                                                    ------------        -----------------
         Severance and employee benefit costs                          $13,000               $12,500
         Plant shutdown costs related to consolidation
              and discontinuation of manufacturing facilities           12,800                 9,900

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company was formed in January 1997 to consummate the Anchor Acquisition. On February 5, 1997, pursuant to an Asset Purchase Agreement, the Company and Owens-Brockway Glass Container Inc. acquired substantially all of the assets of, and assumed certain liabilities, of Anchor Glass Container Corporation ("Old Anchor"), now Anchor Resolution Corp. The Company purchased eleven operating glass container manufacturing facilities and other related assets (the "Anchor Acquisition"). Prior to the Anchor Acquisition, the Company had no operations. The following discussion represents activity for the first quarter of 1998 and the period from February 5, 1997 to March 31, 1997 (the "1997 Period"). Accordingly, operations for the Company for the 1997 Period are not directly comparable to operations for 1998.

RESULTS OF OPERATIONS

         Net Sales. Net sales for the 1998 first quarter were $149.2 million, or approximately $11.5 million per week. Net sales for the 1997 Period were approximately $94.1 million, or approximately $11.8 million per week. This slight decrease in net sales per week was principally as a result of lower sales of beer products in the 1998 first quarter than expected, due to timing of customer requirements.

         Cost of Products Sold. The Company's cost of products sold in the first quarter of 1998 was $143.4 million (or 96.1% of net sales), while the cost of products sold for the 1997 Period was $92.7 million (or 98.5% of net sales). Following the Anchor Acquisition, the Company closed its Houston, Texas plant effective February 1997 and removed from production two furnaces, one at each of two other plants. The decrease in the percentage of cost of products sold for the first quarter of 1998 as compared with the 1997 Period partially reflects the impact of the closing of the Dayville, Connecticut plant effective second quarter of 1997. This improvement is partially offset by higher than expected freight costs and costs related to the delay and start-up of a rebuilt furnace and machine rebuilds at one manufacturing plant, originally scheduled for December 1997 but completed in February 1998.

         Selling and Administrative Expenses. Selling and administrative expenses for the first three months of 1998 were approximately $7.2 million (or 4.8% of net sales), while selling and administrative expenses in the 1997 Period were $4.4 million (or 4.7% of net sales). This slight increase in selling and administrative expenses as a percentage of net sales reflects slightly higher personnel costs as an experienced glass industry management team joined the Company in the second half of 1997, offset by focused reductions in other selling and administrative categories.

         Net Income (Loss). The Company had a net loss in the first quarter of 1998 of approximately $9.1 million as compared to a net loss of $4.5 million for the 1997 Period.

     LIQUIDITY AND CAPITAL RESOURCES

         In the first quarter of 1998, operating activities consumed $40.9 million in cash as compared to $0.5 million of cash provided in the 1997 Period. This increase in cash consumed reflects the net loss adjusted for changes in working capital items. The balance of accounts receivable increased approximately $14.3 million from year end 1997 reflecting the seasonal nature of certain sales and the impact of credit terms of certain customers. Additionally, the balance of accounts payable decreased approximately $24.0 million from year end partially as a result of the increase in cash from other financing activities, allowing the Company to take cash discounts earlier in the year than usual. In addition, trade payables were higher in December 1997, due to the furnace and machine rebuilds noted above. Cash consumed in investing activities for the first three months of 1998 and the 1997 Period were $14.4 million and $214.2 million, respectively, principally reflecting the capital expenditures in 1998 and the cash component of the Anchor Acquisition in the 1997 Period. In February 1997, Anchor contributed $9.0 million in cash to Anchor's defined benefit pension plans. Also, as a result of the valuation performed by an independent appraiser of the Series A Preferred Stock contributed to the plans, which was completed in November 1997, Anchor made an additional pension contribution of $0.7 million in the first quarter of 1998. Capital expenditures in the 1998 first quarter were $13.5 million. Cash increased from financing activities for the 1998 first quarter by $56.1 million principally reflecting the issuance of the Senior Notes in March 1998.

         In conjunction with the Anchor Acquisition, Anchor entered into a credit agreement providing for a $110.0 million Revolving Credit Facility (the "Revolving Credit Facility"). At May 8, 1998, advances outstanding under the Revolving Credit Facility were $46.2 million and the total outstanding letters of credit on this facility were $11.1 million.

         On March 16, 1998, Anchor completed an offering of an aggregate principal amount of $50.0 million of its 9 7/8% Senior Notes due 2008 (the "Senior Notes") issued under an Indenture dated as of March 16, 1998, among Anchor, Consumers U.S., Inc. and The Bank of New York, as Trustee. The Senior Notes are unsecured obligations of Anchor ranking senior in right of payment to all existing and future subordinate indebtedness of Anchor and pari passu with all existing and future senior indebtedness of Anchor. Proceeds from the issuance of the Senior Notes will be used for growth capital expenditures and general corporate purposes. Pending such use, Anchor used the net proceeds to temporarily repay advances outstanding under the Revolving Credit Facility.

         The indentures covering the $150,000 aggregate principal amount of 11% First Mortgage Notes due 2005 (the "First Mortgage Notes") and the Senior Notes contain certain covenants that restrict Anchor from taking various actions, including, subject to specified exceptions, the incurrence of additional indebtedness, the granting of additional liens, the making of investments, the payment of dividends and other restricted payments, mergers, acquisitions and other fundamental corporate changes, capital expenditures, operating lease payments and transactions with affiliates. The Revolving Credit Facility also contains certain financial covenants that require Anchor to meet and maintain certain financial tests and minimum ratios, including a minimum working capital ratio, a minimum consolidated net worth test and a minimum interest coverage ratio.

         The Company expects significant expenditures in the remainder of 1998, including interest expense on the First Mortgage Notes, the Senior Notes and the Revolving Credit Facility, required pension plan contributions of approximately $17.0 million (a portion of which is expensed), payment in respect of Anchor's supply agreement with The Stroh Brewery Company of $7.0 million, capital expenditures of approximately $41.0 million (a portion of which will be leased) and closing costs associated with the closed manufacturing facilities of approximately $5.0 million. In addition, Anchor is required to make pension plan contributions for prior years' underfundings of approximately $13.0 million annually in 1999 and over the three years thereafter. Peak needs are in spring and fall at which time working capital borrowings are estimated to be $20.0 million higher than at other times of the year. The Company's principal sources of liquidity through 1998 are expected to be funds derived from operations, borrowings under the Revolving Credit Facility and proceeds from asset sales.

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

     YEAR 2000

         The Company's plan is to achieve Year 2000 compliance while integrating the operations of the Company and Consumers. The Company's information systems cover a broad spectrum of software applications and hardware custom designed for its manufacturing processes and are similar to those of Consumers. Consumers, after an extensive study of its general technology needs, decided to upgrade its information systems from a platform based on large IBM mainframes to a platform based on mid-range database servers. This upgrade is expected to resolve any Year 2000 issues. To better integrate its information systems with those of Consumers, the Company will begin a similar upgrade of its systems in the second quarter of 1998 with a planned implementation date of March 1999, which management believes provides sufficient time to resolve any unexpected issues. Certain of these upgrades are included in the capital expenditure budget. The Company is taking steps to ensure that its critical suppliers will be Year 2000 compliant.

     INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

         With the exception of the historical information contained in this report, the matters described herein contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "intend," "project," "will be," "will likely continue," "will likely result," or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties (including, but not limited to, economic, competitive, governmental and technological factors outside the control of the Company) which may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties may include the ability of management to implement its business strategy in view of the Company's limited operating history and the recent insolvency of Old Anchor; the highly competitive nature of the glass container market and the intense competition from makers of alternative forms of packaging; the Company's focus on the beer industry and its dependence on certain key customers; the seasonal nature of brewing, iced tea and other beverage industries; the Company's dependence on certain executive officers; and changes in environmental and other government regulations. The Company operates in a very competitive environment in which new risk factors can emerge from time to time. It is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
                  The Company is a respondent is various environment-related cases. The Company is not otherwise party to, and none of its assets are subject to any other pending legal proceedings, other than ordinary routine litigation incidental to its business and against which the Company is adequately insured and indemnified or which is not material. The Company believes that the ultimate outcome of these cases will not materially affect future operations.

Item 2.  Changes in Securities.
                  None

Item 3.  Default Upon Senior Securities.
                  None

Item 4.  Submission of Matters to a Vote of Security Holders.
                  None

Item 5.  Other Information
                  None

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits
                  None

         b.  Reports on Form 8-K
                  On March 16, 1998, Anchor filed a Form 8-K disclosing the issuance of $50.0 million aggregate principal amount of the 9 7/8 % Senior Notes due 2008.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CONSUMERS U.S., INC.


Date:  May 15, 1998                  /s/ M. William Lightner, Jr.
                                     ------------------------------------------
                                     M. William Lightner, Jr.
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer and
                                     Duly Authorized Officer)