Form 10-K405/A
period 1997-12-31
CONSUMERS US INC
filed 1998-07-13
CIK 1041195

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

                                                                                     PERIOD FROM
                                                                                 FEBRUARY 5, 1997 TO
                                                                                 DECEMBER 31, 1997(1)
                                                                                ----------------------
                                                                                (dollars in thousands)
          STATEMENT OF OPERATIONS DATA:
          Net sales                                                                     $ 569,441
          Cost of products sold                                                           523,709
          Selling and administrative expenses                                              25,120
                                                                                        ---------
          Income from operations                                                           20,612
          Other expense, net                                                               (2,602)
          Interest expense                                                                (18,281)
                                                                                        ---------
          Loss before extraordinary item                                                     (271)
          Extraordinary item(2)                                                           (11,200)
                                                                                        ---------
          Loss before preferred stock dividends and minority interest                     (11,471)
          Preferred stock dividends of subsidiary                                          (5,062)
                                                                                        ---------
          Loss before minority interest                                                   (16,533)
          Minority interest                                                                (5,451)
                                                                                        ---------
          Net loss                                                                      $ (11,082)
                                                                                        =========

          BALANCE SHEET DATA (at end of period):
          Accounts receivable                                                           $  56,940
          Inventories                                                                     120,123
          Total assets                                                                    614,022
          Total debt                                                                      163,793
          Total stockholder's equity                                                       62,040

          OTHER FINANCIAL DATA:
          Net cash provided by operating activities                                     $  28,996
          Net cash used in investing activities                                          (257,255)
          Net cash provided by financing activities                                       229,319
          Depreciation and amortization                                                    51,132
          Capital expenditures                                                             41,634

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

         Selling and Administrative Expenses. Selling and administrative expenses for the 1997 Period were approximately $25.1 million (or 4.4% of net sales), while Old Anchor's selling and administrative expenses were $39.6 million in 1996 (or 4.8% of net sales). This slight decline in selling and administrative expenses as a percentage of net sales reflects lower personnel and fringe benefit costs primarily as a result of the headquarters cost reductions which occurred in March 1997.

         Net Income (Loss). The Company had a net loss in the 1997 Period of approximately $11.1 million, including an extraordinary loss of approximately $11.2 million as result of the write-off of certain financing fees in connection with the refinancing of the Anchor Loan Facility. Despite lower net sales per week in the 1997 Period compared to Old Anchor's net sales per week in 1996, income form operations during the 1997 Period for the continuing plants was approximately $17.1 million, while Old Anchor has a loss from operations in 1996 from these same plants of $63.2 million, principally as a result of the return to higher margin business and reduced cost of products sold and selling and administrative expenses.

     LIQUIDITY AND CAPITAL RESOURCES

         In the 1997 Period, operating activities provided $29.0 million in cash, reflecting the loss before extraordinary item adjusted for changes in working capital items. Cash consumed in investing activities for the 1997 Period was $257.3 million, principally reflecting the cash component of the Anchor Acquisition. Additionally, in February 1997, the Company contributed $9.0 million in cash to the Company's defined benefit pension plans. Capital expenditures in the 1997 Period were $41.6 million. Cash increased from financing activities for the 1997 Period by $229.3 million reflecting the issuance of capital stock and borrowings in connection with the Anchor Acquisition.

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

                   Notes to Consolidated Financial Statements                      H-9



                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      Financial Statements, Schedules and Exhibits

         1. Financial Statements. The Financial Statements of Consumers U.S. and Old Anchor and the Reports of Independent Public Accountants are included beginning at page F-1 and beginning at page H-1 of this Form 10-K. See the index to financial statements in Item 8.
         2. Financial Statement Schedules. The following Financial Statement Schedules are filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Old Anchor and the Financial Statements of Anchor.

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
    10.45         Rebate Agreement dated as of January 1, 1996 between Bacardi
                  International Limited and the Company (Withdrawn upon the
                  request of the registrant, the Commission consenting thereto)
    10.46**       Fifth Amendment to the Credit Agreement dated as of January
                  16, 1998 among the Association and the various financial
                  institutions part to the Credit Agreement
    10.47**       Sixth Amendment to the Credit Agreement dated as of March 11,
                  1998 among the Association and the various financial
                  institutions part to the Credit Agreement
    12.1++        Statement re: computation of ratio of earnings to fixed
                  charges for the period from February 5, 1997 to December 31,
                  1997
    12.2**        Statement re: computation of ratio of earnings to fixed
                  charges for the years ended December 31, 1993, 1994, 1995 and
                  1996 and the period from January 1, 1997 to February 4, 1997.
    21.1***       List of subsidiaries of the Company
    23.1++        Consent of Independent Public Accountants
    27.1++        Financial Data Schedule of the Company (for SEC use only)

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

 *** - Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.

  ++ - Filed herewith.

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

                              CONSUMERS U.S., INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
               PERIOD FROM FEBRUARY 5, 1997 TO DECEMBER 31, 1997
                                    RESTATED
                             (DOLLARS IN THOUSANDS)

Net sales ........................................................    $ 569,441

Costs and expenses:
  Costs of products sold .........................................      523,709
  Selling and administrative expenses ............................       25,120
                                                                      ---------

Income from operations ...........................................       20,612

Other expense, net ...............................................       (2,602)
Interest expense .................................................      (18,281)
                                                                      ---------

Loss before extraordinary item ...................................         (271)

Extraordinary item -
  Write-off of deferred financing costs ..........................      (11,200)
                                                                      ---------

Loss before preferred stock dividends and minority interest ......      (11,471)

Preferred stock dividends of subsidiary ..........................       (5,062)
                                                                      ---------

Loss before minority interest ....................................      (16,533)

Minority interest ................................................        5,451
                                                                      ---------

Net loss .........................................................    $ (11,082)
                                                                      =========

-------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                              CONSUMERS U.S., INC.
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1997
                                    RESTATED
                             (DOLLARS IN THOUSANDS)

-----------------------------------------------------------------------------------------
Assets
-----------------------------------------------------------------------------------------

Current assets:
Cash and cash equivalents ....................................................  $   1,060
Accounts receivable, less allowance for doubtful accounts of $2,025 ..........     56,940
Inventories -
  Raw materials and manufacturing supplies ...................................     23,303
  Finished products ..........................................................     96,820
Other current assets .........................................................      8,082
                                                                                ---------
    Total current assets .....................................................    186,205

-----------------------------------------------------------------------------------------

Property, plant and equipment:
  Land .......................................................................      7,769
  Buildings ..................................................................     63,438
  Machinery, equipment and molds .............................................    297,317
  Less accumulated depreciation ..............................................    (43,653)
                                                                                ---------
                                                                                  324,871

-----------------------------------------------------------------------------------------






Other assets..................................................................     22,462

Strategic alliance with customers, net of accumulated amortization of $811 ...     25,389

Goodwill, net of accumulated amortization of $2,857 ..........................     55,095
                                                                                ---------

                                                                                $ 614,022
                                                                                =========
-----------------------------------------------------------------------------------------

                              CONSUMERS U.S., INC.
                                 BALANCE SHEET
                               DECEMBER 31, 1997
                                    RESTATED
                             (DOLLARS IN THOUSANDS)
                                  (CONTINUED)

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
 $25 liquidation and redemption value ........................................     55,983
                                                                                ---------

Minority interest ............................................................      6,813
                                                                                ---------

Stockholders' equity:
Common stock, $.10 par value; authorized 20,000,000 shares;
  issued and outstanding 17,000,100 shares ...................................        170
Capital in excess of par value ...............................................     86,330
Accumulated deficit ..........................................................    (23,920)
Additional minimum pension liability .........................................       (540)
                                                                                ---------
                                                                                   62,040
                                                                                ---------
                                                                                $ 614,022
                                                                                =========

-----------------------------------------------------------------------------------------

                              CONSUMERS U.S., INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               PERIOD FROM FEBRUARY 5, 1997 TO DECEMBER 31, 1997
                                    RESTATED
                             (DOLLARS IN THOUSANDS)

Cash flows from operating activities:
  Net loss ...........................................................   $ (11,082)
  Extraordinary item .................................................      11,200
  Adjustments to reconcile loss before extraordinary item
   to net cash provided by operating activities:
     Depreciation and amortization ...................................      51,132
     Other ...........................................................       3,101
     Dividends accrued on preferred stock of subsidiary...............       5,062
     Minority interest ...............................................      (5,451)
Decrease in cash resulting from changes
 in assets and liabilities ...........................................     (24,966)
                                                                         ---------
                                                                            28,996


----------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of assets and assumption of liabilities of Old Anchor .....    (200,470)
  Expenditures for property, plant and equipment .....................     (40,519)
  Payment of strategic alliance with customers .......................      (6,000)
  Acquisition related contribution to defined benefit pension plans ..      (9,056)
  Other ..............................................................      (1,210)
                                                                         ---------
                                                                          (257,255)

----------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt ...........................     280,000
  Principal payments of long-term debt ...............................    (130,278)
  Proceeds from issuance of common stock .............................      85,000
  Net draws on revolving credit facility .............................      10,468
  Distribution to shareholder.........................................      (3,513)
  Other, primarily financing fees ....................................     (12,358)
                                                                         ---------
                                                                           229,319

----------------------------------------------------------------------------------

Cash and cash equivalents:
  Increase in cash and cash equivalents ..............................       1,060
  Balance, beginning of period .......................................          --
                                                                         ---------
  Balance, end of period .............................................   $   1,060
                                                                         =========

----------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                              CONSUMERS U.S., INC.
                            STATEMENT OF CASH FLOWS
               PERIOD FROM FEBRUARY 5, 1997 TO DECEMBER 31, 1997
                                    RESTATED
                             (DOLLARS IN THOUSANDS)
                                  (CONTINUED)

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest ......................................................................   $  11,702
                                                                                    =========
  Income tax payments (refunds), net ............................................   $      --
                                                                                    =========
Equipment financing .............................................................   $   1,115
                                                                                    =========
Increase (decrease) in cash resulting from changes in assets and liabilities:
  Accounts receivable ...........................................................   $  (9,635)
  Inventories ...................................................................      (1,241)
  Other current assets ..........................................................        (620)
  Accounts payable, accrued expenses and other current liabilities ..............     (13,682)
  Other, net ....................................................................         512
                                                                                    ---------
                                                                                    $ (24,966)
                                                                                    =========

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

                              CONSUMERS U.S., INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               PERIOD FROM FEBRUARY 5, 1997 TO DECEMBER 31, 1997
                                    RESTATED
                             (DOLLARS IN THOUSANDS)

                                                       Capital       Accumu-        Minimum        Total
                                         Common       In-Excess      lated          Pension     Stockholders'
                                          Stock        of Par        Deficit       Liability       Equity
                                        ---------------------------------------------------------------------
Balance, February 5, 1997               $     --      $     --      $     --       $     --       $     --

  Issuance of 17,000,100 shares of
  Common Stock to Consumers
  International                              170        86,330            --             --         86,500

  Net loss                                    --            --       (11,082)            --        (11,082)

  Acquisition of
  manufacturing rights                        --            --        (9,325)            --         (9,325)

  Distribution to shareholder                 --            --        (3,513)            --         (3,513)

  Amount related to minimum
  pension liability                           --            --            --           (540)          (540)
                                        ------------------------------------------------------------------

Balance, December 31, 1997              $    170      $ 86,330      $(23,920)      $   (540)      $(62,040)
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

Restatement

The Company has restated the accompanying financial statements for the period ended December 31, 1997. The Company previously recorded the Acquisition of Manufacturing Rights, discussed below, at its purchase price of $12,525 and included that amount in the caption Strategic Alliance with Customers on its Consolidated Balance Sheet. As discussed below, because these manufacturing rights were acquired from a related party under common control, the $3,200 carrying value as recorded by the related party should have been maintained and accordingly, a restatement has been made. The Company has now reflected the remaining purchase price as a distribution from equity. Additionally, as discussed in Note 4, shares of Class B Common Stock issued to Consumers U.S. upon the issuance of the First Mortgage Notes, previously recorded as a deferred asset to be amortized over the life of the First Mortgage Notes, have now been treated as a shareholder distribution. As discussed in Note 6, Consumers has charged Consumers U.S. for services provided and since the cost of these services has already been charged to earnings by the Company, this amount has been treated as a distribution to a shareholder as opposed to a selling and administrative expense, as previously recorded. This reduced the loss before minority interest by $3,513, reduced the minority interest credit by $1,237 and reduced net loss by $2,276.

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

Acquisition of Manufacturing Rights

In September 1997, Hillsboro Glass Company ("Hillsboro"), a glass-manufacturing plant owned by G&G Investments, Inc. ("G&G") (the majority owner of Consumers), discontinued manufacturing. All of Hillsboro's rights and obligations to fill orders under a supply contract between Consumers and one of its major customers was purchased by Consumers and Anchor effective December 31, 1997. The purchase price of Anchor's portion of this contract was $12,525, the majority of which will be paid in 1998. Although this amount was based upon an independent valuation, because these manufacturing rights were acquired from a related party under common control, the $3,200 carrying value of these rights previously recorded on Hillsboro's books was maintained. The excess of the purchase price over the carrying value has been treated as a distribution to a shareholder.

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

The estimated values of assets acquired and liabilities assumed as of February 5, 1997 after giving effect to the Anchor Acquisition and consideration paid is as follows:

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
                                                                       ---------
                                                                       $ 250,000
                                                                       =========

The following unaudited pro forma results of operations for the Company for the year ended December 31, 1997 assumes the Anchor Acquisition occurred on January 1, 1997 (dollars in thousands):

         Net sales..............................................       $ 623,518
         Loss before extraordinary item.........................         (11,561)
         Net loss...............................................         (22,192)

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

In connection with the issuance of the First Mortgage Notes on April 17, 1997, Anchor issued 702,615 shares of Class B common stock to Consumers U.S. and 702,614 warrants, valued at $5.00 for each share and warrant, to the initial purchasers. As Anchor has treated the issuance of the shares to the Company as a distribution, the effect of the issuance has been eliminated upon consolidation. The value of the warrants issued to the initial purchasers has been deferred to be amortized over the life of the First Mortgage Notes.

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

Consumers has charged Consumers U.S. $3,513 for services provided which resulted in Consumers U.S. receiving 702,615 shares of Class B common stock of Anchor. This amount is unpaid as of December 31, 1997. Since the cost of these services has already been charged to earnings by the Company, this amount has been treated as a distribution to a shareholder.

Stock Option Plan

Anchor participates in the Director and Employee Incentive Stock Option Plan, 1996 of Consumers. Options to purchase 1,261,500 shares of Consumers common stock, at exercise prices that range from $9.65 to $13.50 (Canadian dollars), were granted to all salaried employees of Anchor in 1997. The Company has elected to follow Accounting Principles Board Opinion No. 25 -- Accounting for Stock Issued to Employees ("APB 25"). Under APB 25, because the exercise price of employee stock options equals the market price of the stock on the date of grant, no compensation expense is recorded. The Company adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 -- Accounting for Stock-Based Compensation ("SFAS 123").

Information related to stock options during the period ended December 31, 1997 follows:

                                                                   WEIGHTED      WEIGHTED
                                                    NUMBER         AVERAGE       AVERAGE
                                                      OF           EXERCISE       FAIR
                                                    SHARES          PRICE         VALUE
                                                  ---------       ---------     --------
       Options outstanding, February 5, 1997....         --
          Granted...............................  1,261,500           12.95        $4,43
          Exercised.............................         --
          Forfeited.............................         --
                                                  ---------       ---------     --------
       Options outstanding, December 31, 1997...  1,261,500          $12.95
                                                  =========       =========

No options are exercisable at December 31, 1997 and, the weighted average remaining contractual life of the options is 9.5 years.

The Company applied APB 25 in accounting for these stock options and, accordingly, no compensation cost has been reported in the financial statements for the period ended December 31, 1997. In accordance with SFAS 123, the fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for pro forma footnote purposes: (i) risk-free interest of 5.76%, (ii) expected option life of 3 years, (iii) expected volatility of 41.51% and (iv) no expected dividend yield.

Had the Company determined compensation cost based on the fair value at the grant date for these options under SFAS 123, the Company's net loss would have been reduced to the pro forma amounts indicated below:

     Net loss
          As reported......................................................  $(11,082)
          Pro forma........................................................   (11,228)

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

The funded status of Anchor's pension plans at December 31, 1997 is as follows:

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

NOTE 9 - PLANT CLOSING COSTS

In an effort to reduce the Company's cost structure and improve productivity, the Company closed its Houston, Texas plant effective February 1997 and its Dayville, Connecticut plant effective April 1997 and included the liabilities assumed as part of the Anchor Acquisition cost. Closure of these facilities will result in the consolidation of underutilized manufacturing operations and is expected to be completed by February 5, 1999. Substantially all of the hourly and salaried employees at these plants, approximately 600 in total, have been terminated. Exit charges and the amounts charged against the liability as of December 31, 1997 are as follows:

                                                                                      Amount Charged
                                                                 Exit Charges        Against Liability
                                                                 ------------        -----------------
         Severance and employee benefit costs                       $13,000               $11,700
         Plant shutdown costs related to consolidation
              and discontinuation of manufacturing facilities        12,800                 9,100

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

The following significant components of the deferred tax assets and liabilities are as follows:

               Deferred tax assets:
                  Pension and postretirement liabilities ....  $ 1,200
                  Accumulated depreciation ..................      600
                  Other .....................................      300
                  Tax loss carryforwards ....................    2,900
                                                               -------
                                                                 5,000
                                                               -------
               Valuation allowance ..........................   (1,600)
                                                               -------
                                                                 3,400
               Deferred tax liabilities:
                  Accrued liabilities and reserves ..........    3,200
                  Other assets ..............................      200
                                                               -------
               Net deferred tax assets ......................    3,400
                                                               -------
                                                               $    --
                                                               =======

The effective tax rate reconciliation at December 31, 1997 is as follows:

                  Federal rate ..............................      (34)%
                  State rate ................................       (5)
                                                               -------
                  Permanent differences .....................       25
                                                               -------
                                                                   (14)
                  Valuation allowance .......................       14
                                                               -------
                  Effective rate ............................       -- %
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

In connection with a plan to simplify the corporate ownership structure of Consumers, Anchor and their affiliates, Glenshaw Glass Company, Inc., a wholly-owned subsidiary of G&G, may become a subsidiary of the Company.

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

                                      CONSUMERS U.S., INC.

Date: July 13, 1998                   By /s/   M. William Lightner, Jr.
                                      ------------------------------------------
                                      M. William Lightner, Jr.
                                      Vice President and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/  John J. Ghaznavi
--------------------------------------
John J. Ghaznavi
Chairman and Chief Executive Officer
(Principal Executive Officer)
July 13, 1998

/s/   M. William Lightner, Jr.
--------------------------------------
M. William Lightner, Jr.
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
July 13, 1998

Directors:


/s/  John J. Ghaznavi
--------------------------------------
John J. Ghaznavi
July 13, 1998

/s/  David T. Gutowski
--------------------------------------
David T. Gutowski
July 13, 1998

/s/  M. William Lightner, Jr.
--------------------------------------
M. William Lightner, Jr.
July 13, 1998

/s/  C. Kent May
--------------------------------------
C. Kent May
July 13, 1998