Form 10-Q/A
period 1998-03-31
CONSUMERS US INC
filed 1998-07-13
CIK 1041195

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

                                  FORM 10-Q/A

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
                                                                =========               =========



See Notes to Condensed Consolidated Financial Statements.

                              CONSUMERS U.S., INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   RESTATED
                            (DOLLARS IN THOUSANDS)

------------------------------------------------------------------------------------------------------
                                                              March 31, 1998
                                                                (unaudited)       December 31, 1997
------------------------------------------------------------------------------------------------------
ASSETS
------
Current assets:
      Cash and cash equivalents                                 $   1,893               $   1,060
      Accounts receivable                                          71,238                  56,940
      Inventories:
          Raw materials and manufacturing supplies                 23,606                  23,303
          Finished products                                        99,179                  96,820
      Other current assets                                          6,383                   8,082
                                                                ---------               ---------
               Total current assets                               202,299                 186,205

Property, plant and equipment, net                                326,109                 324,871
Other assets                                                       23,977                  22,462
Strategic alliances with customers                                 26,794                  25,389
Goodwill                                                           55,469                  55,095
                                                                ---------               ---------
                                                                $ 634,648               $ 614,022
                                                                =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
      Revolving credit facility                                 $  18,804               $  10,468
      Current maturities of long-term debt                            447                     567
      Accounts payable                                             39,778                  63,796
      Accrued expenses                                             65,709                  67,588
      Accrued interest                                              9,131                   4,576
      Accrued compensation and employee benefits                   25,450                  25,185
                                                                ---------               ---------
               Total current liabilities                          159,319                 172,180

Long-term debt                                                    202,826                 152,758
Long-term pension liabilities                                      45,466                  48,826
Long-term postretirement liabilities                               58,695                  57,900
Other long-term liabilities                                        52,642                  57,522
                                                                ---------               ---------
                                                                  359,629                 317,006
Commitments and contingencies

Redeemable preferred stock                                         55,983                  55,983
                                                                ---------               ---------

Minority interest                                                   6,813                   6,813
                                                                ---------               ---------

Stockholders' equity:
      Common stock                                                    170                     170
      Capital in excess of par value                               86,330                  86,330
      Accumulated deficit                                         (33,056)                (23,920)
      Accumulated comprehensive income                               (540)                   (540)
                                                                ---------               ---------
                                                                   52,904                  62,040
                                                                ---------               ---------
                                                                $ 634,648               $ 614,022
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

NOTE 2 - LONG-TERM DEBT

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


NOTE 3 - PLANT CLOSING COSTS

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

Item 3.  Default Upon Senior Securities.
                  None

Item 4.  Submission of Matters to a Vote of Security Holders.
                  None

Item 5.  Other Information
                  None

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits
                  27 Financial Data Schedule of the Company (for SEC use only)

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

                                     CONSUMERS U.S., INC.


Date:  July 13, 1998                 /s/ M. William Lightner, Jr.
                                     ------------------------------------------
                                     M. William Lightner, Jr.
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer and
                                     Duly Authorized Officer)