Form 10-Q
period 1998-06-30
CONSUMERS US INC
filed 1998-08-14
CIK 1041195

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number : 333-31363-01
                      -------------------------------------

                              CONSUMERS U.S., INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                        22-2874087
             --------                                        ----------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)

          3140 William Flinn Highway, Allison Park, Pennsylvania 15101
          ------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  412-486-9100
                                  ------------
              (Registrant's telephone number, including area code)

                                      None
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No   .
   ---    ---

          All voting and non-voting stock of the registrant is held by an affiliate of the registrant.
 Number of shares outstanding of each class of common stock at August 14, 1998:
                 Common Stock, $.01 par value, 17,000,100 shares


                                     1 of 13

                              CONSUMERS U.S., INC.

                                    FORM 10-Q

                  For the Quarterly Period Ended June 30, 1998

                                      INDEX

                                                                                           Page No.
                                                                                           --------
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements:

              Condensed Consolidated Statements of Operations -
                  Three and Six Months Ended June 30, 1998,
                  Three Months Ended June 30, 1997 and
                  the Period from February 5, 1997 to June 30, 1997                             3

              Condensed Consolidated Balance Sheets -
                  June 30, 1998 and December 31, 1997                                           4

              Condensed Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 1998 and
                  the Period from February 5, 1997 to June 30, 1997                             5

              Notes to Condensed Consolidated Financial Statements                              6

         Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                       8


PART II - OTHER INFORMATION                                                                    12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              CONSUMERS U.S., INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE)


----------------------------------------------------------------------------------------------------------------
                                                                                           Three Months
                                               Six Months         Period from             Ended June 30,
                                                  Ended         February 5, 1997    ----------------------------
                                              June 30, 1998     to June 30, 1997       1998             1997
----------------------------------------------------------------------------------------------------------------
Net sales ..............................        $ 324,402         $ 261,141         $ 175,215         $ 167,037

Costs and expenses:
     Cost of products sold .............          301,803           244,285           158,410           151,603
     Selling and administrative expenses           14,434            11,176             7,241             6,781

----------------------------------------------------------------------------------------------------------------

Income from operations .................            8,165             5,680             9,564             8.653

Other income, net ......................              160               211               313               277

Interest expense .......................          (13,080)           (7,882)           (6,876)           (4,878)
                                                ---------         ---------         ---------         ---------

Income (loss) before extraordinary item            (4,755)           (1,991)            3,001             4,052

Extraordinary item - write-off of
     financing costs ...................               --           (11,200)               --           (11,200)
                                                ---------         ---------         ---------         ---------

Income (loss) before preferred stock
     dividends and minority interest ...           (4,755)          (13,191)            3,001            (7,148)

Preferred stock dividends of subsidiary            (2,776)           (2,239)           (1,396)           (1,395)
                                                ---------         ---------         ---------         ---------

Loss before minority interest ..........           (7,531)          (15,430)            1,605            (8,543)

Minority interest ......................               --             5,451                --             3,027
                                                ---------         ---------         ---------         ---------

Net loss ...............................        $  (7,531)        $  (9,979)        $   1,605         $  (5,516)
                                                =========         =========         =========         =========
----------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                              CONSUMERS U.S., INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

---------------------------------------------------------------------------------------------
                                                             June 30, 1998
                                                              (unaudited)   December 31, 1997
---------------------------------------------------------------------------------------------
ASSETS
Current assets:
      Cash and cash equivalents .........................      $   5,246       $   1,060
      Accounts receivable ...............................         77,422          56,940
      Inventories:
          Raw materials and manufacturing supplies ......         24,852          23,303
          Finished products .............................         90,153          96,820
      Other current assets ..............................          4,380           8,082
                                                               ---------       ---------
               Total current assets .....................        202,053         186,205

Property, plant and equipment, net ......................        320,082         324,871
Other assets ............................................         22,481          22,462
Strategic alliances with customers ......................         26,386          25,389
Goodwill ................................................         54,560          55,095
                                                               ---------       ---------
                                                               $ 625,562       $ 614,022
                                                               =========       =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
      Revolving credit facility .........................      $  30,435       $  10,468
      Current maturities of long-term debt ..............            609             567
      Accounts payable ..................................         38,815          63,796
      Accrued expenses ..................................         50,579          67,588
      Accrued interest ..................................          5,998           4,576
      Accrued compensation and employee benefits ........         23,521          25,185
                                                               ---------       ---------
               Total current liabilities ................        149,957         172,180

Long-term debt  .........................................        202,849         152,758
Long-term pension liabilities ...........................         37,795          48,826
Long-term postretirement liabilities ....................         59,380          57,900
Other long-term liabilities .............................         49,526          57,522
                                                               ---------       ---------
                                                                 349,550         317,006
Commitments and contingencies

Redeemable preferred stock ..............................         55,983          55,983
                                                               ---------       ---------

Minority interest .......................................         15,563           6,813
                                                               ---------       ---------

Stockholder's equity:
      Common stock ......................................            170             170
      Capital in excess of par value ....................         86,330          86,330
      Accumulated deficit ...............................        (31,451)        (23,920)
      Accumulated comprehensive income ..................           (540)           (540)
                                                               ---------       ---------
                                                                  54,509          62,040
                                                               ---------       ---------
                                                               $ 625,562       $ 614,022
                                                               =========       =========
---------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                              CONSUMERS U.S., INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

----------------------------------------------------------------------------------------------------
                                                                    Six Months        Period from
                                                                       Ended        February 5, 1997
                                                                   June 30, 1998    to June 30, 1997
----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss ...............................................        $  (7,531)        $  (9,979)
    Extraordinary item .....................................               --            11,200
    Adjustments to reconcile net loss to cash provided
       by (used in) operating activities:
           Depreciation and amortization ...................           27,035            23,176
           Other ...........................................             (195)              140
           Dividend accrued on preferred stock of subsidiary            2,776             2,239
           Minority interest ...............................               --            (5,451)
    Decrease in cash resulting from changes in
       assets and liabilities ..............................          (64,926)          (17,344)
                                                                    ---------         ---------
                                                                      (42,841)            3,981
----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Purchase of assets and assumption of liabilities
        of Old Anchor ......................................               --          (200,470)
    Expenditures for property, plant and equipment .........          (19,118)          (12,251)
    Proceeds from the sale of property, plant and
       equipment ...........................................              743                --
    Acquisition related contribution to defined benefit
       pension plans .......................................             (745)           (9,056)
    Other ..................................................             (690)             (871)
                                                                    ---------         ---------
                                                                      (19,810)         (222,648)
----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt ...............           50,000           280,000
    Principal payments of long-term debt ...................             (273)         (130,137)
    Proceeds from issuance of common stock .................               --            85,000
    Net draws on revolving credit facility .................           19,967               963
    Other, primarily financing fees ........................           (2,857)          (11,053)
                                                                    ---------         ---------
                                                                       66,837           224,773
----------------------------------------------------------------------------------------------------
Cash and equivalents:
    Increase in cash and cash equivalents ..................            4,186             6,106
    Balance, beginning of period ...........................            1,060                --
                                                                    ---------         ---------
    Balance, end of period .................................        $   5,246         $   6,106
                                                                    =========         =========

----------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
    Interest payments, net .................................        $  10,969         $   3,546
                                                                    =========         =========
    Income tax payments (refunds), net .....................        $      --         $      --
                                                                    =========         =========
----------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                              CONSUMERS U.S., INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

NOTE 1 - MANAGEMENT'S RESPONSIBILITY

In the opinion of Management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1998 and the results of operations for the three months and six months ended June 30, 1998, the three months ended June 30, 1997 and the period from February 5, 1997 to June 30, 1997 and cash flows for the six months ended June 30, 1998 and the period from February 5, 1997 to June 30, 1997.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Financial Statements of Consumers U.S., Inc., consolidated with its majority-owned subsidiary, Anchor Glass Container Corporation ("Anchor"), (together, the "Company") included in the Company's Annual Report on Form 10-K/A for the period ended December 31, 1997. The results of operations for the interim periods are not necessarily indicative of the results of the full fiscal year.

NOTE 2 - ANCHOR ACQUISITION

On February 5, 1997, pursuant to an Asset Purchase Agreement, the Company purchased eleven operating glass container manufacturing facilities and other related assets (the "Anchor Acquisition"), from Old Anchor for a purchase price of approximately $250,000. The purchase price paid by the Company was subject to adjustment. In June 1998, the bankruptcy court approved the final settlement of the purchase price which required the payment by Anchor to Old Anchor of an additional $1,000 in cash and the issuance of 1,225,000 warrants for the purchase of additional shares of common stock, valued at approximately $6,100. In addition, Anchor issued warrants to purchase additional shares of common stock to an affiliate of the Company. None of the warrants issued require any payment upon exercise. The effects of the settlement have been reflected in the Company's financial statements for the period ended December 31, 1997.

In accordance with the settlement, Anchor issued 332,844 warrants for Class A Common Stock, 525,000 warrants for Class B Common Stock and 892,156 warrants for Class C Common Stock, all valued at $5.00 per share.

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

Anchor entered into a Registration Rights Agreement on March 16, 1998. Pursuant to the agreement, Anchor filed an exchange offer registration statement with the Securities and Exchange Commission, which was declared effective on April 28, 1998. In June 1998, Anchor completed an offer to the holders of the Senior Notes to exchange their Senior Notes for like principal amount of new Senior Notes, substantially identical to the Senior Notes except that the new Senior Notes do not contain terms with respect to transfer restrictions.

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

NOTE 4 - PLANT CLOSING COSTS

In an effort to reduce the Company's cost structure and improve productivity, the Company closed its Houston, Texas plant effective February 1997 and its Dayville, Connecticut plant effective April 1997. Exit charges and the amounts charged against the liability as of June 30, 1998 are as follows:

                                                                                         Amount Charged
                                                                    Exit Charges        Against Liability
                                                                    ------------        -----------------
         Severance and employee benefit costs                          $13,000               $12,500
         Plant shutdown costs related to consolidation
              and discontinuation of manufacturing facilities           12,800                11,200

NOTE 5 - NEW ACCOUNTING STANDARD

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 --Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133, effective for fiscal years beginning after June 15, 1999, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company has not yet quantified the impacts of adopting SFAS 133 and has not determined the timing of or method of adoption. SFAS 133 could increase volatility in earnings and other comprehensive income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company was formed in January 1997 to consummate the Anchor Acquisition. On February 5, 1997, pursuant to an Asset Purchase Agreement, the Company and Owens-Brockway Glass Container Inc. acquired substantially all of the assets of, and assumed certain liabilities, of Anchor Glass Container Corporation ("Old Anchor"), now being liquidated in a proceeding under Chapter 11 of the U.S. Bankruptcy Code of 1978, as amended. The Company purchased eleven operating glass container manufacturing facilities and other related assets (the "Anchor Acquisition"). Prior to the Anchor Acquisition, the Company had no operations. As a result, the following discussion represents activity for the second quarter and year to date of 1998 and the second quarter of 1997 and the period from February 5, 1997 to June 30, 1997 (the "1997 Period"). Accordingly, operations for the Company for the 1997 Period are not directly comparable to operations for 1998.

 RESULTS OF OPERATIONS

         Net Sales. Net sales for the 1998 second quarter were $175.2 million, compared to $167.0 million for the comparable quarter of 1997, an increase of 4.9% on a unit volume increase of 16%. Net sales for the first half of 1998 were $324.4 million, or approximately $12.5 million per week. Net sales for the 1997 Period were approximately $261.1 million, or approximately $12.4 million per week. This slight increase in net sales was principally as a result of higher sales of beer and tea products in 1998 as compared to 1997. This shift in product mix in 1998 towards higher volume, lower margin products has unfavorably impacted margins, as noted below. Also, despite operating at near full manufacturing capacity, the industry has experienced significant pricing pressures, unfavorably effecting margins.

         Cost of Products Sold. The Company's cost of products sold in the second quarter and first half of 1998 were $158.4 million and $301.8 million, respectively (or 90.4% and 93.0% of net sales), while the cost of products sold for the second quarter of 1997 and the 1997 Period were $151.6 million and $244.2 million, respectively (or 90.8% and 93.5% of net sales). The decrease in the percentage of cost of products sold for 1998, as compared with the 1997 Period, reflects more favorable employee benefit costs, particularly in the areas of pensions and health insurance, as the result of favorable claims and census experience, which may be non-recurring, offset by higher freight costs and the impact of increased sales of lower margin items. This improvement also reflects the impact of the closing of the Dayville, Connecticut plant effective during the second quarter of 1997 and is partially offset by costs related to the delay and start-up of a rebuilt furnace and machine rebuilds at one manufacturing plant, originally scheduled for December 1997 but completed in February 1998.

         Selling and Administrative Expenses. Selling and administrative expenses for the 1998 second quarter were approximately $7.2 million (or 4.1% of net sales), while selling and administrative expenses in the second quarter of 1997 were $6.8 million (or 4.1% of net sales). Selling and administrative expenses for the first six months of 1998 were approximately $14.4 million (or 4.4% of net sales), while selling and administrative expenses in the 1997 Period were $11.2 million (or 4.3% of net sales). This slight increase in selling and administrative expenses as a percentage of net sales reflects slightly higher personnel costs as the Company augmented its management team in the second half of 1997, offset by focused reductions in other selling and administrative categories.

         Net Income (Loss). The Company had net income in the second quarter of 1998 of approximately $1.6 million as compared to income excluding the extraordinary item of $5.7 million in the second quarter of 1997. The Company had a net loss of $7.5 million for the first six months of 1998 compared to a loss excluding the extraordinary item of $1.2 million for the 1997 Period.

     LIQUIDITY AND CAPITAL RESOURCES

         In the first six months of 1998, operating activities consumed $42.8 million in cash as compared to $4.0 million of cash provided in the 1997 Period. This increase in cash consumed reflects the higher loss in the first half of 1998 as compared with the loss before the extraordinary item in the 1997 Period, adjusted for changes in working capital items. The balance of accounts receivable increased approximately $20.6 million from year-end 1997 reflecting the seasonal nature of certain sales and the impact of credit terms of certain customers. Additionally, the balance of accounts payable decreased approximately $25.0 million from year-end partially as a result of the increase in cash from other financing activities, allowing the Company to take cash discounts earlier in the year than usual. In addition, trade payables were higher in December 1997, due to the furnace and machine rebuilds noted above. Cash consumed in investing activities in the first half of 1998 and the 1997 Period were $19.8 million and $222.6 million, respectively, principally reflecting the capital expenditures in 1998 and the cash component of the Anchor Acquisition in the 1997 Period. In February 1997, Anchor contributed $9.0 million in cash to Anchor's defined benefit pension plans. Also, as a result of the valuation performed by an independent appraiser of the Series A Preferred Stock contributed to the plans, which was completed in November 1997, Anchor made an additional pension contribution of $0.7 million in cash in March 1998. Capital expenditures in the first six months of 1998 were $19.1 million. Cash increased from financing activities for the first half of 1998 by $66.8 million principally reflecting the issuance of the Senior Notes in March 1998 and borrowings under the Revolving Credit Facility.

         Expenditures for Year 2000 compliance are anticipated to be approximately $1.0 million in the aggregate in 1998 and 1999. However, no assurance can be given that the Company's actual expenditures for Year 2000 compliance will not be higher.

         In conjunction with the Anchor Acquisition, the Company entered into a credit agreement providing for a $110.0 million Revolving Credit Facility (the "Revolving Credit Facility"). At August 1, 1998, advances outstanding under the Revolving Credit Facility were $22.7 million and the total outstanding letters of credit on this facility were $11.1 million.

         On March 16, 1998, Anchor completed an offering of an aggregate principal amount of $50.0 million of its 9 7/8% Senior Notes due 2008 (the "Senior Notes") issued under an Indenture dated as of March 16, 1998, among Anchor, Consumers U.S., Inc. and The Bank of New York, as Trustee. The Senior Notes are unsecured obligations of Anchor ranking senior in right of payment to all existing and future subordinate indebtedness of Anchor and pari passu with all existing and future senior indebtedness of Anchor. Proceeds from the issuance of the Senior Notes will be used for growth capital expenditures and general corporate purposes. Pending such use, the Company used the net proceeds to temporarily repay advances outstanding under the Revolving Credit Facility.

         The indentures covering the $150,000 aggregate principal amount of 11 1/4 % First Mortgage Notes due 2005 (the "First Mortgage Notes") and the Senior Notes contain certain covenants that Anchor from taking various actions, including, subject to specified exceptions, the incurrence of additional indebtedness, the granting of additional liens, the making of investments, the payment of dividends and other restricted payments, mergers, acquisitions and other fundamental corporate changes, capital expenditures, operating lease payments and transactions with affiliates. The Revolving Credit Facility contains other and more restrictive covenants, including certain financial covenants that require the Company to meet and maintain certain financial tests and minimum ratios, such as a minimum working capital ratio, a minimum consolidated net worth test and a minimum interest coverage ratio.

         The Company expects significant expenditures in the remainder of 1998, including interest expense on the First Mortgage Notes, the Senior Notes and the Revolving Credit Facility, a payment in respect of Anchor's supply agreement with The Stroh Brewery Company of $7.0 million, capital expenditures of approximately $35.0 million (a portion of which will be leased) and closing costs associated with the closed manufacturing facilities of approximately $2.0 million. Because of a change, effective January 1, 1998, to the market value asset valuation method for determining pension plan contributions, no further pension contributions will be required in 1998 with respect to either current funding or past underfundings. Peak cash needs are in spring and fall at which time working capital borrowings are estimated to be $20.0 million higher than at other times of the year. The Company's principal sources of liquidity through 1998 are expected to be funds derived from operations, borrowings under the Revolving Credit Facility and proceeds from asset sales.

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

     SEASONALITY

         Due principally to the seasonal nature of the brewing, iced tea and soft drink industries, in which demand is stronger during the summer months, the Company's shipment volume is typically higher in the second and third quarters. Consequently, the Company will build inventory during the first quarter in anticipation of seasonal demands during the second and third quarters. In addition, the Company generally schedules shutdowns of its plants for furnace rebuilds and machine repairs in the first and fourth quarters of the year to coincide with scheduled holiday and vacation time under its labor union contracts. These shutdowns and seasonal sales patterns adversely affect profitability during the first and fourth quarters. The Company is implementing alternatives to reduce downtime during these periods in order to minimize disruption to the production process and its negative effect on profitability.

     YEAR 2000

         The Company's information systems cover a broad spectrum of software applications for its manufacturing processes, certain of which are custom designed. After an extensive study, the Company has updated its plan to achieve Year 2000 compliance by upgrading both packaged and custom-designed software, currently in place. This upgrade is expected to resolve any Year 2000 issues. The Company has begun the upgrade of its systems in the second quarter of 1998 with a planned completion date of December 1998 for its packaged software and June 1999 for its custom-designed software, which management believes provides sufficient time to resolve any unexpected issues.

         The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to the failure of such suppliers to remediate their own Year 2000 problems. The Company is currently in the process of grading the responses from low to high risk. In addition, although many of the Company's customers have been communicating with the Company regarding Year 2000 issues, the Company has not made any formal assessment of the effect which the failure of its larger customers to remediate their own Year 2000 problems could have on the Company's operations. Despite, these efforts, there can be no assurance that the systems of other companies on which the Company relies will be timely converted, or that a failure to remediate by one or more of the Company's customers or suppliers would not have a material adverse effect on the Company.

     INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

         With the exception of the historical information contained in this report, the matters described herein contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "intend," "project," "will be," "will likely continue," "will likely result," or words or phrases of similar meaning including statements concerning
(a) the Company's liquidity and capital resources, (b) the Company's debt levels and ability to obtain financing and service debt, (c) competitive pressures and trends in the glass container industry, (d) prevailing interest rates, (e) legal proceedings and regulatory matters and (f) general economic conditions. Forward-looking statements involve risks and uncertainties (including, but not limited to, economic, competitive, governmental and technological factors outside the control of the Company) which may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties may include the ability of management to implement its business strategy in view of the Company's limited operating history and the recent insolvency of Old Anchor; the highly competitive nature of the glass container market and the intense competition from makers of alternative forms of packaging; the Company's focus on the beer industry and its dependence on certain key customers; the seasonal nature of brewing, iced tea and other beverage industries; the Company's dependence on certain executive officers; and changes in environmental and other government regulations. The Company operates in a very competitive environment in which new risk factors can emerge from time to time. It is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
                  The Company is a respondent in various environment-related cases. The Company is not otherwise party to, and none of its assets are subject to any other pending legal proceedings, other than ordinary routine litigation incidental to its business and against which the Company is adequately insured and indemnified or which is not material. The Company believes that the ultimate outcome of these cases will not materially affect future operations.

Item 2. Changes in Securities.
                  None

Item 3. Default Upon Senior Securities.
                  None

Item 4. Submission of Matters to a Vote of Security Holders.
                  None

Item 5. Other Information
                  None

Item 6. Exhibits and Reports on Form 8-K

        a. Exhibits
                  27 - Financial Data Schedule (for SEC use only)

        b. Reports on Form 8-K
                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CONSUMERS U.S., INC.

Date:  August 14, 1998                /s/ M. William Lightner, Jr.
                                      ----------------------------
                                      M. William Lightner, Jr.
                                      Vice President and Chief Financial Officer
                                      (Principal Financial  Officer and
                                      Duly Authorized Officer)