Form 10-Q
period 1998-09-30
CONSUMERS US INC
filed 1998-11-16
CIK 1041195

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

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

                                      None
                                      ----
              (Former name, former address and former fiscal year,
                         if changed since last report)

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
  All voting and non-voting stock of the registrant is held by an affiliate of the registrant. Number of shares outstanding of each class of common stock at November 14, 1998: Common Stock, $.01 par value, 17,000,100 shares



                                 1 of 13

                              CONSUMERS U.S., INC.

                                   FORM 10-Q

               For the Quarterly Period Ended September 30, 1998

                                     INDEX

                                                                               Page No.
                                                                               --------
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements:

               Condensed Consolidated Statements of Operations -
                     Three and Nine Months Ended September 30, 1998,
                     Three Months Ended September 30, 1997 and
                     the Period from February 5, 1997 to September 30, 1997        3

               Condensed Consolidated Balance Sheets -
                     September 30, 1998 and December 31, 1997                      4

               Condensed Consolidated Statements of Cash Flows -
                     Nine Months Ended September 30, 1998 and
                     the Period from February 5, 1997 to September 30, 1997        5

               Notes to Condensed Consolidated Financial Statements                6

         Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                     8


PART II - OTHER INFORMATION                                                       12

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              CONSUMERS U.S., INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

------------------------------------------------------------------------------------------------------------------------
                                                                                                      Three Months
                                                Nine Months               Period from              Ended September 30,
                                                   Ended               February 5, 1997          -----------------------
                                             September 30, 1998      to September 30, 1997         1998           1997
------------------------------------------------------------------------------------------------------------------------

Net sales                                        $493,613                   $415,636             $169,211       $154,495
Costs and expenses:
      Cost of products sold                       456,270                    386,130              154,467        141,845
      Selling and administrative expenses          22,197                     18,127                7,763          6,951
      Restructuring charges                         4,000                          -                4,000              -


Income from operations                             11,146                     11,379                2,981          5,699

Other income (expense), net                           155                        234                   (5)            23

Interest expense                                  (19,947)                   (12,725)              (6,867)        (4,843)
                                                 --------                   --------             --------       --------

Income (loss) before extraordinary item            (8,646)                    (1,112)              (3,891)           879

Extraordinary item - write-off of
      financing costs                                   -                    (11,200)                   -              -
                                                 --------                   --------             --------       --------

Income (loss) before preferred stock
      dividends and minority interest              (8,646)                   (12,312)              (3,891)           879

Preferred stock dividends of subsidiary            (4,187)                    (3,650)              (1,411)        (1,411)
                                                 --------                   --------             --------       --------

Loss before minority interest                     (12,833)                   (15,962)              (5,302)          (532)

Minority interest                                   2,533                      5,451                2,533              -
                                                 --------                   --------             --------       --------

Net loss                                         $(10,300)                  $(10,511)            $ (2,769)      $   (532)
                                                 ========                   ========             ========       ========


See Notes to Condensed Consolidated Financial Statements.

                              CONSUMERS U.S., INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------------------------------------
                                                                September 30, 1998           December 31, 1997
                                                                   (unaudited)
--------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
        Cash and cash equivalents                                    $  4,492                    $  1,060
        Accounts receivable                                            79,691                      56,940
        Due from affiliate                                             17,330                           -
        Inventories:
              Raw materials and manufacturing supplies                 26,141                      23,303
              Finished products                                        79,710                      96,820
        Other current assets                                            7,237                       8,082
                                                                     --------                    --------
                    Total current assets                              214,601                     186,205

Property, plant and equipment, net                                    311,545                     324,871
Other assets                                                           22,130                      22,462
Strategic alliances with customers                                     24,772                      25,389
Goodwill                                                               53,816                      55,803
                                                                     --------                    --------
                                                                     $626,864                    $614,730
                                                                     ========                    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Revolving credit facility                                    $ 43,638                    $ 10,468
        Current maturities of long-term debt                              483                         567
        Accounts payable                                               36,072                      63,796
        Accrued expenses                                               42,212                      64,075
        Accrued interest                                                9,017                       4,576
        Accrued compensation and employee benefits                     28,731                      25,185
                                                                     --------                    --------
                    Total current liabilities                         160,153                     168,667

Long-term debt                                                        202,930                     152,758
Long-term pension liabilities                                          35,265                      48,826
Long-term postretirement liabilities                                   59,895                      57,900
Other long-term liabilities                                            47,868                      57,522
                                                                     --------                    --------
                                                                      345,958                     317,006
Commitments and contingencies

Redeemable preferred stock                                             55,983                      55,983
                                                                     --------                    --------

Minority interest                                                      13,030                       6,813
                                                                     --------                    --------

Stockholder's equity:
        Common stock                                                      170                         170
        Capital in excess of par value                                 86,330                      86,330
        Accumulated deficit                                           (34,220)                    (23,920)
        Accumulated comprehensive income                                 (540)                       (540)
                                                                     --------                    --------
                                                                       51,740                      62,040
                                                                     --------                    --------
                                                                     $626,864                    $614,022
                                                                     ========                    ========

---------------------------
See Notes to Condensed Consolidated Financial Statements.

                              CONSUMERS U.S., INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                    Nine Months               Period from
                                                                                       Ended               February 5, 1997
                                                                                September 30, 1998      to September 30, 1997
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net loss                                                                       $(10,300)                $ (10,511)
     Restructuring charges                                                             4,000                         -
     Extraordinary item                                                                    -                    11,200
     Adjustments to reconcile net loss to cash provided
         by (used in) operating activities:
               Depreciation and amortization                                          40,849                    38,422
               Other                                                                     (43)                      224
               Dividend accrued on preferred stock of subsidiary                       4,187                     3,650
               Minority interest                                                      (2,533)                   (5,451)
     Decrease in cash resulting from changes in
         assets and liabilities                                                      (70,569)                  (34,170)
                                                                                    --------                 ---------
                                                                                     (34,409)                    3,364
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Purchase of assets and assumption of liabilities of Old Anchor                        -                  (200,470)
     Expenditures for property, plant and equipment                                  (23,300)                  (21,034)
     Proceeds from the sale of property, plant and equipment                             743                         -
     Acquisition related contribution to defined benefit pension plans                  (745)                   (9,056)
     Other                                                                              (974)                     (773)
                                                                                    --------                 ---------
                                                                                     (24,276)                 (231,333)

-----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Proceeds from issuance of long-term debt                                         50,000                   280,000
     Principal payments of long-term debt                                               (346)                 (130,148)
     Proceeds from issuance of preferred stock                                             -                    84,000
     Proceeds from issuance of common stock                                                -                     1,000
     Net draws on revolving credit facility                                           33,170                     5,861
     Advance to affiliate                                                            (17,330)                        -
     Other, primarily financing fees                                                  (3,377)                  (11,940)
                                                                                    --------                 ---------
                                                                                      62,117                   228,773

-----------------------------------------------------------------------------------------------------------------------------
Cash and equivalents:
     Increase in cash and cash equivalents                                             3,432                       804
     Balance, beginning of period                                                      1,060                         -
                                                                                    --------                 ---------
     Balance, end of period                                                         $  4,492                 $     804
                                                                                    ========                 =========

-----------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
     Interest payments, net                                                         $ 14,292                 $   4,103
                                                                                    ========                 =========
     Income tax payments (refunds), net                                             $      -                 $       -
                                                                                    ========                 =========

---------------------------
See Notes to Condensed Consolidated Financial Statements.

                              CONSUMERS U.S., INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


NOTE 1 - MANAGEMENT'S RESPONSIBILITY

       In the opinion of Management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1998 and the results of operations for the three months and nine months ended September 30, 1998, the three months ended September 30, 1997 and the period from February 5, 1997 to September 30, 1997 and cash flows for the nine months ended September 30, 1998 and the period from February 5, 1997 to September 30, 1997.

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

NOTE 2 - RESTRUCTURING CHARGE

       In the third quarter of 1998, formal plans were approved to remove from service one furnace and one machine at the Jacksonville, Florida manufacturing facility. The furnace is scheduled to cease operations in December 1998 and approximately 100 hourly employees will be terminated. Anchor has recorded a restructuring charge of $4,000. Of this total charge, approximately $2,365 relates to operating lease exit costs, approximately $875 represents closing and other costs and approximately $760 relates to the write-down of certain equipment to net realizable value. This plan was announced in October 1998 and, as a result, Anchor will record an additional $400 of restructuring charges in the fourth quarter of 1998 related to certain employee costs.

NOTE 3 - ANCHOR ACQUISITION

       On February 5, 1997, pursuant to an Asset Purchase Agreement, the Company purchased eleven operating glass container manufacturing facilities and other related assets (the "Anchor Acquisition"), from Old Anchor for a purchase price of approximately $250,000. The purchase price paid by the Company was subject to adjustment. In June 1998, the bankruptcy court approved the final settlement of the purchase price which required the payment by Anchor to Old Anchor of an additional $1,000 in cash and the issuance of 1,225,000 warrants for the purchase of additional shares of common stock, valued at approximately $6,100. In addition, Anchor issued warrants to purchase additional shares of common stock to an affiliate of the Company. None of the warrants issued require any payment upon exercise. The effects of the settlement had been reflected in the Company's financial statements for the period ended December 31, 1997.

       In accordance with the settlement, Anchor issued 332,844 warrants for Class A Common Stock, 525,000 warrants for Class B Common Stock and 892,156 warrants for Class C Common Stock, all valued at $5.00 per share.

NOTE 4 - LONG-TERM DEBT

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

NOTE 4 - PLANT CLOSING COSTS

       In an effort to reduce the Company's cost structure and improve productivity, the Company closed its Houston, Texas plant effective February 1997 and its Dayville, Connecticut plant effective April 1997. Exit charges and the amounts charged against the liability as of September 30, 1998 are as follows:

                                                                                                Amount Charged
                                                                         Exit Charges          Against Liability
                                                                         ------------          -----------------
       Severance and employee benefit costs                                $13,000                  $12,800
       Plant shutdown costs related to consolidation
           and discontinuation of manufacturing facilities                  12,800                   11,700

NOTE 5 - NEW ACCOUNTING STANDARD

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 -- Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133, effective for fiscal years beginning after June 15, 1999, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company has not yet quantified the impacts of adopting SFAS 133 and has not determined the timing of or method of adoption. SFAS 133 could increase volatility in earnings and other comprehensive income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       The Company was formed in January 1997 to consummate the Anchor Acquisition. On February 5, 1997, pursuant to an Asset Purchase Agreement, the Company and Owens-Brockway Glass Container Inc. acquired substantially all of the assets of, and assumed certain liabilities, of Anchor Glass Container Corporation ("Old Anchor"), now being liquidated in a proceeding under Chapter 11 of the U.S. Bankruptcy Code of 1978, as amended. The Company purchased eleven operating glass container manufacturing facilities and other related assets (the "Anchor Acquisition"). Prior to the Anchor Acquisition, the Company had no operations. As a result, the following discussion represents activity for the third quarter and first nine months of 1998 and the third quarter of 1997 and the period from February 5, 1997 to September 30, 1997 (the "1997 Period"). Accordingly, operations for the Company for the 1997 Period are not directly comparable to operations for the first nine months of 1998.

RESULTS OF OPERATIONS

       Income from operations for the nine months ended September 30, 1998 was $11.1 million compared to $11.4 million for the 1997 Period. The 1997 Period excludes the month January which, historically, is a below average operating period due to post holiday shutdown start-up costs. Income from operations for the quarter ended September 30, 1998 was $2.9 million compared to $5.7 million for the third quarter of 1997.

       Net sales. Net sales for the 1998 third quarter were $169.2 million, compared to $154.5 million for the comparable quarter of 1997, an increase of 9.5% on a unit volume increase of approximately 23%. Net sales for the first nine months of 1998 were $493.6 million, or approximately $12.6 million per week. Net sales for the 1997 Period were approximately $415.6 million, or approximately $12.2 million per week. This slight increase in net sales was principally as a result of higher sales of beer and tea products in 1998 as compared to 1997. The continued shift in product mix in 1998 towards higher volume, lower margin products has unfavorably impacted margins, as noted below. Also, despite operating at near full manufacturing capacity, the industry has experienced significant pricing pressures, unfavorably affecting margins.

       Cost of products sold. The Company's cost of products sold in the third quarter and first nine months of 1998 were $154.5 million and $456.3 million, respectively (or 91.3% and 92.4% of net sales), while the cost of products sold for the third quarter of 1997 and the 1997 Period were $141.9 million and $386.1 million, respectively (or 91.8% and 92.9% of net sales). The slight decrease in the percentage of cost of products sold for 1998, as compared with 1997, reflects more favorable employee benefit costs, particularly in the areas of pensions and health insurance, as the result of favorable claims and census experience, which may be non-recurring, offset by higher freight costs and the impact of increased sales of lower margin items. This improvement also reflects the impact of the closing of the Dayville, Connecticut plant effective during the second quarter of 1997 and is partially offset by costs related to the delay and start-up of a rebuilt furnace and machine rebuilds at one manufacturing plant, originally scheduled for December 1997 but completed in February 1998.

       Restructuring charge. In the third quarter of 1998, formal plans were approved to remove from service one furnace and one machine at the Jacksonville, Florida manufacturing facility. The furnace is scheduled to cease operations in December 1998 and approximately 100 hourly employees will be terminated. Anchor has recorded a restructuring charge of $4.0 million. Of this total charge, approximately $2.3 million relates to operating lease exit costs, approximately $0.9 million represents closing and other costs and approximately $0.8 million relates to the write-down of certain equipment to net realizable value. This plan was announced in October 1998 and, as a result, Anchor will record an additional $0.4 million of restructuring charges in the fourth quarter of 1998 related to certain employee costs.

       Selling and administrative expenses. Selling and administrative expenses for the 1998 third quarter and the first nine months of 1998 were approximately $7.8 million (or 4.6% of net sales) and $22.2 million (or 4.5% of net sales), respectively, while selling and administrative expenses in the third quarter of 1997 and the 1997 Period were $6.9 million (or 4.5% of net sales) and $18.1 million (or 4.4% of net sales), respectively. This slight increase in selling and administrative expenses as a percentage of net sales reflects slightly higher personnel costs as the Company augmented its management team in the second half of 1997 and expenditures in connection with Year 2000 compliance, offset by focused reductions in other selling and administrative categories.

       Interest expense. Interest expense for the 1998 third quarter was approximately $6.8 million compared to $4.8 million in the third quarter of 1997, an increase of 41.8%. Interest expense for the first nine months of 1998 was approximately $19.9 million compared to $12.7 million in the 1997 Period, an increase of 56.8%. On March 16, 1998, the Company completed an offering of an aggregate principal amount of $50.0 million of its 9 7/8% Senior Notes due 2008 (the "Senior Notes") issued under an Indenture dated as of March 16, 1998, among the Company, Consumers U.S., Inc. and The Bank of New York, as Trustee. Annual interest expense on the Senior Notes approximates $4.9 million. Additionally, interest expense has increased based upon higher average outstanding borrowings under the Revolving Credit Facility during 1998, as compared to 1997.

       Net loss. The Company had a loss of approximately $2.8 million in the third quarter of 1998 as compared to a loss of $0.5 million in the third quarter of 1997. The Company had a net loss of $10.3 million for the first nine months of 1998 compared to income excluding extraordinary item of $0.7 million for the 1997 Period.

    LIQUIDITY AND CAPITAL RESOURCES

       In the first nine months of 1998, operating activities consumed $34.4 million in cash as compared to $3.4 million of cash provided in the 1997 Period. This increase in cash consumed reflects adjustments for changes in working capital items and the higher loss in the first nine months of 1998 as compared with the loss before the extraordinary item in the 1997 Period. The balance of trade related accounts receivable increased approximately $22.7 million from year-end 1997 reflecting the seasonal nature of certain sales and the impact of credit terms of certain customers. Additionally, the balance of accounts payable decreased approximately $27.7 million from year-end partially as a result of the increase in cash from other financing activities, allowing the Company to take advantage of available cash discounts. In addition, trade payables were higher in December 1997, due to the furnace and machine rebuilds noted above. Cash consumed in investing activities in the first nine months of 1998 and the 1997 Period were $24.3 million and $231.4 million, respectively, principally reflecting the capital expenditures in 1998 and the cash component of the Anchor Acquisition in the 1997 Period. In February 1997, Anchor contributed $9.0 million in cash to Anchor's defined benefit pension plans. Also, as a result of the valuation performed by an independent appraiser of the Series A Preferred Stock contributed to the plans, which was completed in November 1997, Anchor made an additional pension contribution of $0.7 million in cash in March 1998. Capital expenditures in the first nine months of 1998 were $23.3 million.

       Cash increased from financing activities for the first nine months of 1998 by $62.1 million principally reflecting the issuance by Anchor of the Senior Notes in March 1998 and borrowings under the Revolving Credit Facility. Anchor advanced approximately $17.3 million to an affiliate in September 1998. The advance is evidenced by a promissory note maturing in January 1999. The funds were obtained through borrowings under the Revolving Credit Facility. Interest on the note is payable at the interest rate payable by Anchor on its revolving credit advances plus 1/2%.

       In conjunction with the Anchor Acquisition, the Company entered into a credit agreement providing for a $110.0 million Revolving Credit Facility (the "Revolving Credit Facility"). At November 1, 1998, advances outstanding under the Revolving Credit Facility were $52.7 million, outstanding letters of credit on this facility were $11.1 million and the borrowing availability was $20.6 million.

       On March 16, 1998, Anchor completed an offering of the Senior Notes. The Senior Notes are unsecured obligations of Anchor ranking senior in right of payment to all existing and future subordinate indebtedness of Anchor and pari passu with all existing and future senior indebtedness of Anchor. Proceeds from the issuance of the Senior Notes will be used for growth capital expenditures and general corporate purposes. Pending such use, the Company used the net proceeds to temporarily repay advances outstanding under the Revolving Credit Facility.

       The indentures covering the $150,000 aggregate principal amount of 11 1/4% First Mortgage Notes due 2005 (the "First Mortgage Notes") and the Senior Notes contain certain covenants that Anchor from taking various actions, including, subject to specified exceptions, the incurrence of additional indebtedness, the granting of additional liens, the making of investments, the payment of dividends and other restricted payments, mergers, acquisitions and other fundamental corporate changes, capital expenditures, operating lease payments and transactions with affiliates. The Revolving Credit Facility contains other and more restrictive covenants, including certain financial covenants that require the Company to meet and maintain certain financial tests and minimum ratios, such as a minimum working capital ratio, a minimum consolidated net worth and a minimum interest coverage ratio.

       The Company expects significant expenditures in the remainder of 1998, including interest expense on the First Mortgage Notes, the Senior Notes and the Revolving Credit Facility, an obligation in respect of Anchor's supply agreement with The Stroh Brewery Company of $7.0 million, capital expenditures of approximately $22.0 million (a portion of which will be leased) and closing costs associated with the closed manufacturing facilities of approximately $1.0 million. Because of a change, effective January 1, 1998, to the market value asset valuation method for determining pension plan contributions, no further pension contributions will be required in 1998 with respect to either current funding or past underfundings. Peak cash needs are in spring and fall at which time working capital borrowings are estimated to be $20.0 million higher than at other times of the year. The Company's principal sources of liquidity through 1998 are expected to be funds derived from operations, borrowings under the Revolving Credit Facility and proceeds from sales of discontinued manufacturing facilities.

    IMPACT OF INFLATION

       The impact of inflation on the costs of the Company, and the ability to pass on cost increases in the form of increased sales prices, is dependent upon market conditions. While the general level of inflation in the domestic economy has been at relatively low levels, the Company has experienced pricing pressures in the current market and has not been fully able to pass on inflationary cost increases to its customers.

    SEASONALITY

       Due principally to the seasonal nature of the brewing, iced tea and soft drink industries, in which demand is stronger during the summer months, the Company's shipment volume is typically higher in the second and third quarters. Consequently, the Company will build inventory during the first quarter in anticipation of seasonal demands during the second and third quarters. In addition, the Company generally schedules shutdowns of its plants for furnace rebuilds and machine repairs in the first and fourth quarters of the year to coincide with scheduled holiday and vacation time under its labor union contracts. These shutdowns and seasonal sales patterns adversely affect profitability during the first and fourth quarters. The Company is considering alternatives to reduce downtime during these periods in order to minimize disruption to the production process and its negative effect on profitability.

    YEAR 2000

       The Company's information systems cover a broad spectrum of software applications for its manufacturing processes, certain of which are custom-designed. After an extensive study, the Company has updated its plan to achieve Year 2000 compliance by upgrading both the packaged and custom-designed software currently in place, along with certain hardware upgrades. These upgrades are expected to resolve any Year 2000 issues.

       The upgrade of certain hardware, including the personal computer-based environment is expected to be completed by December 1998. The primary accounting software applications will be upgraded to a Year 2000 certified compliant release and should be completed by February 1999. The upgrade of other custom-designed software, which represents a small percentage of the total applications, is expected to be completed in the third quarter of 1999. Management believes this timetable provides sufficient time to resolve any unexpected issues.

       In addition to software and hardware considerations, the Company has completed its review of the impact of the Year 2000 on its manufacturing operations and process controls. The Company has identified components requiring modification or replacement, and expects that critical control technology will be Year 2000 compliant in the second quarter 1999 and non-critical control and reporting systems will be compliant by the third quarter of 1999.

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

       Expenditures for Year 2000 compliance will approximate $1.5 million in the aggregate in 1998 and 1999, of which approximately $0.4 million has been incurred. However, no assurance can be given that the Company's actual expenditures for Year 2000 compliance will not be higher.

    INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

       With the exception of the historical information contained in this report, the matters described herein contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "intend," "project," "will be," "will likely continue," "will likely result," or words or phrases of similar meaning including, statements concerning (a) the Company's liquidity and capital resources, (b) the Company's debt levels and ability to obtain financing and service debt, (c) competitive pressures and trends in the glass container industry, (d) prevailing interest rates, (e) legal proceedings and regulatory matters and (f) general economic conditions. Forward-looking statements involve risks and uncertainties (including, but not limited to, economic, competitive, governmental and technological factors outside the control of the Company) which may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties may include the ability of management to implement its business strategy in view of the Company's limited operating history and the recent insolvency of Old Anchor; the highly competitive nature of the glass container market and the intense competition from makers of alternative forms of packaging; the Company's focus on the beer industry and its dependence on certain key customers; the seasonal nature of brewing, iced tea and other beverage industries; the Company's dependence on certain executive officers; and changes in environmental and other government regulations. The Company operates in a very competitive environment in which new risk factors can emerge from time to time. It is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements.

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

        a.  Exhibits
                27  Financial Data Schedule (for SEC use only)

        b.  Reports on Form 8-K
                None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CONSUMERS U.S., INC.


Date: November 14, 1998                 /s/ M. William Lightner, Jr.
                                        ---------------------------------------
                                            M. William Lightner, Jr.
                                            Vice President and Chief Financial
                                            Officer (Principal Financial
                                            Officer and Duly Authorized Officer)