Form 10-Q
period 1999-03-31
CONSUMERS US INC
filed 1999-05-14
CIK 1041195

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                            Commission File Number:
                            -----------------------
                                  333-31363-01

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

   All voting and non-voting stock of the registrant is held by an affiliate of the registrant.
  Number of shares outstanding of each class of common stock at May 14, 1999:
                Common Stock, $.01 par value, 17,000,100 shares





                                    1 of 12

                              CONSUMERS U.S., INC.

                                   FORM 10-Q

                 For the Quarterly Period Ended March 31, 1999


                                     INDEX

                                                                                            Page No.
                                                                                            --------

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements:

              Condensed Consolidated Statements of Operations and Comprehensive Income -
                  Three Months Ended March 31, 1999 and 1998                                    3

              Condensed Consolidated Balance Sheets -
                  March 31, 1999 and December 31, 1998                                          4

              Condensed Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 1999 and 1998                                    5

              Notes to Condensed Consolidated Financial Statements                              6

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                        7

         Item 3.  Quantitative and Qualitative Disclosures About
                     Market Risk                                                               10

PART II - OTHER INFORMATION                                                                    11

SIGNATURES                                                                                     12


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              CONSUMERS U.S., INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                      Three Months Ended March 31,
                                                                    --------------------------------
                                                                      1999                    1998
                                                                    --------                --------

Net sales                                                           $146,927                $149,187

Costs and expenses:
       Cost of products sold                                         137,937                 143,393
       Selling and administrative expenses                             8,044                   7,193
                                                                    --------                --------

Income (loss) from operations                                            946                  (1,399)

Other income (expense), net                                              249                    (153)

Interest expense                                                      (7,312)                 (6,204)
                                                                    --------                --------

Loss before preferred stock dividends of subsidiary
       and minority interest                                          (6,117)                 (7,756)

Preferred stock dividends of subsidiary                               (1,380)                 (1,380)
                                                                    --------                --------

Loss before minority interest                                         (7,497)                 (9,136)

Minority interest                                                         --                      --
                                                                    --------                --------

Net loss                                                            $ (7,497)               $ (9,136)
                                                                    ========                ========

Comprehensive loss                                                  $ (7,497)               $ (9,136)
                                                                    ========                ========



See Notes to Condensed Consolidated Financial Statements.

                              CONSUMERS U.S., INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                March 31, 1999
                                                                 (unaudited)          December 31, 1998
                                                                --------------        -----------------

ASSETS
Current assets:
      Cash and cash equivalents                                    $    790               $  4,106
      Accounts receivable                                            74,198                 86,846
      Advance to affiliate                                           17,371                 17,866
      Inventories:
          Raw materials and manufacturing supplies                   24,096                 23,099
          Finished products                                          87,404                 81,230
      Other current assets                                            8,544                  8,304
                                                                   --------               --------
               Total current assets                                 212,403                221,451

Property, plant and equipment, net                                  317,444                316,705
Other assets                                                         22,270                 22,839
Strategic alliances with customers                                   25,472                 26,187
Goodwill                                                             52,328                 53,072
                                                                   --------               --------
                                                                   $629,917               $640,254
                                                                   ========               ========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
      Revolving credit facility                                    $ 57,870               $ 50,162
      Current maturities of long-term debt                              987                    840
      Accounts payable                                               48,619                 51,838
      Accrued expenses                                               31,596                 39,971
      Accrued interest                                                9,086                  5,970
      Accrued compensation and employee benefits                     22,995                 27,249
                                                                   --------               --------
               Total current liabilities                            171,153                176,030

Long-term debt                                                      203,991                202,920
Long-term pension liabilities                                        33,127                 33,855
Long-term post-retirement liabilities                                60,060                 59,853
Other long-term liabilities                                          49,383                 47,896
                                                                   --------               --------
                                                                    346,561                344,524
Commitments and contingencies

Redeemable preferred stock                                           55,983                 55,983
                                                                   --------               --------

Minority interest                                                     9,993                  9,993
                                                                   --------               --------

Stockholder's equity:
      Common stock                                                      170                    170
      Capital in excess of par value                                 87,430                 87,430
      Accumulated deficit                                           (41,215)               (33,718)
      Amount related to minimum pension liability                      (158)                  (158)
                                                                   --------               --------
                                                                     46,227                 53,724
                                                                   --------               --------
                                                                   $629,917               $640,254
                                                                   ========               ========



See Notes to Condensed Consolidated Financial Statements.

                              CONSUMERS U.S., INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                            1999                1998
                                                                            ----                ----

Cash flows from operating activities:
    Net loss                                                             $ (7,497)           $  (9,136)
    Adjustments to reconcile net loss to cash provided
       by (used in) operating activities:
           Depreciation and amortization                                   14,715               13,744
           Other                                                              119                   28
           Dividends accrued on preferred stock of subsidiary               1,380                1,380
    Decrease in cash resulting from changes in
       assets and liabilities                                                (463)             (44,875)
                                                                         --------            ---------
                                                                            8,254              (38,859)


Cash flows from investing activities:
    Expenditures for property, plant and equipment                        (16,466)             (13,491)
    Payments of strategic alliance with customers                          (2,000)              (2,000)
    Acquisition related contribution to defined benefit
       pension plans                                                           --                 (745)
    Other                                                                    (500)                (197)
                                                                         --------            ---------
                                                                          (18,966)             (16,433)


Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                   --               50,000
    Principal payments of long-term debt                                     (175)                 (79)
    Net draws on revolving credit facility                                  7,708                8,336
    Other, primarily financing fees                                          (137)              (2,132)
                                                                         --------            ---------
                                                                            7,396               56,125


Cash and equivalents:
    Increase (decrease) in cash and cash equivalents                       (3,316)                 833
    Balance, beginning of period                                            4,106                1,060
                                                                         --------            ---------
    Balance, end of period                                               $    790            $   1,893
                                                                         ========            =========


Supplemental disclosure of cash flow information:
    Interest payments, net                                               $  3,676            $   1,116
                                                                         ========            =========
    Income tax payments (refunds), net                                   $     --            $      --
                                                                         ========            =========



See Notes to Condensed Consolidated Financial Statements.

                              CONSUMERS U.S., INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

NOTE 1 - MANAGEMENT'S RESPONSIBILITY

In the opinion of Management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1999 and the results of operations and cash flows for the three months ended March 31, 1999 and 1998.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Financial Statements of Consumers U.S., Inc., consolidated with its majority-owned subsidiary, Anchor Glass Container Corporation ("Anchor"), (together, the "Company") included in the Company's Annual Report on Form 10-K for the period ended December 31, 1998. The results of operations for the interim periods are not necessarily indicative of the results of the full fiscal year.

NOTE 2 - PLANT CLOSING COSTS

         In an effort to reduce the Company's cost structure and improve productivity, the Company closed its Houston, Texas plant effective February 1997 and its Dayville, Connecticut plant effective April 1997. Amounts charged against the liability, of approximately $300 in the 1999 first quarter, complete these closing activities as follows:


                                                                                         Amount Charged
                                                                    Exit Charges        Against Liability
                                                                    ------------        -----------------

         Severance and employee benefit costs                         $13,000                $13,000
         Plant shutdown costs related to consolidation
              and discontinuation of manufacturing facilities          12,800                 12,800


NOTE 3 - SUBSEQUENT EVENT

         On April 30, 1999, Stroh Brewing Company ("Stroh's") closed on an agreement to sell its assets to a consortium made up of Pabst Brewing Company ("Pabst") and Miller Brewing Company ("Miller"). Under the terms of this agreement, Anchor received $5,000 in cash and a non-interest bearing note of $14,000 from Miller in satisfaction of the unamortized balance of the Stroh's strategic alliance agreement. In satisfaction of a portion of the Stroh's outstanding trade accounts receivable, Anchor received from Pabst, a five year note receivable for $5,000 and an additional 4.5 year note for $5,000 representing a strategic alliance with Pabst. Pabst is committed to take a specified quantity of production during the note period or repay the strategic alliance note receivable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company was formed in January 1997 to consummate the Anchor Acquisition. On February 5, 1997, pursuant to an Asset Purchase Agreement, the Company acquired substantially all of the assets and assumed certain liabilities, of Anchor Glass Container Corporation ("Old Anchor"), now being liquidated in a proceeding under Chapter 11 of the U.S. Bankruptcy Code of 1978, as amended. The Company purchased eleven operating glass container manufacturing facilities and other related assets (the "Anchor Acquisition"). Prior to the Anchor Acquisition, the Company had no operations.

RESULTS OF OPERATIONS

         Net Sales. Net sales for the 1999 first quarter were $146.9 million compared to $149.2 million for the first quarter of 1998, a decline of $2.3 million on a volume increase of approximately 8%. This slight decrease in net sales dollars was principally as a result of a shift in sales to slightly higher volume, lower margin, product lines in the 1999 first quarter.

         Cost of Products Sold. The Company's cost of products sold in the first quarter of 1999 was $137.9 million (or 93.9% of net sales), while the cost of products sold for the first quarter of 1998 was $143.4 million (or 96.1% of net sales). The decrease in the percentage of cost of products sold for the first quarter of 1999 as compared with 1998 principally reflects the benefits of the cost savings strategies which the Company began to implement during 1998. Additionally, this improvement reflects a slight cost savings related to freight and outside warehouse costs, as well as reductions in employee benefit costs as a result of favorable census experience, which experience may be nonrecurring.

         Selling and Administrative Expenses. Selling and administrative expenses for the first three months of 1999 were approximately $8.0 million (or 5.5% of net sales), while selling and administrative expenses in the first three months of 1998 were $7.2 million (or 4.8% of net sales). This increase in selling and administrative expenses as a percentage of net sales reflects costs associated with Year 2000 upgrades incurred in the first three months of 1999.

         Net Income (Loss). The Company had a net loss in the first quarter of 1999 of approximately $7.5 million as compared to a net loss of $9.1 million in 1998.

     LIQUIDITY AND CAPITAL RESOURCES

         In the first quarter of 1999, operating activities provided $8.3 million in cash as compared to $38.9 million of cash used in the same period of 1998. This increase in cash provided reflects the lower net loss adjusted for changes in working capital items. Accounts receivable decreased approximately $12.6 million from year end 1998 reflecting the receipt of $20.0 million of intercompany receivable balances, offset by the impact of higher sales in March 1999 as compared with December 1998 and the impact of extended credit terms with certain customers. Cash consumed in investing activities for the first three months of 1999 and 1998 were $17.0 million and $14.4 million, respectively, principally reflecting capital expenditures. Capital expenditures in the 1999 first quarter were $16.5 million compared to $13.5 million in the same quarter of 1998. Net cash of $7.4 million was provided by financing activities in the 1999 first quarter, principally reflecting borrowings under Anchor's Revolving Credit Facility.

         In conjunction with the Anchor Acquisition, Anchor entered into a credit agreement providing for a $110.0 million Revolving Credit Facility (the "Revolving Credit Facility"). At May 7, 1999, advances outstanding under Anchor Revolving Credit Facility were $65.6 million and the total outstanding letters of credit on this facility were $11.3 million.

         In September 1998, G&G (acting on behalf of Consumers) entered into an agreement to purchase the controlling interest in a European glass manufacturer and had advanced $17.3 million toward that end.

This amount was funded by G&G through a loan from Anchor of approximately $17.3 million in September 1998. The loan is evidenced by a promissory note which originally matured in January 1999. This loan was permitted through an amendment to the Intercompany Agreement, which was approved by Anchor's Board of Directors. Anchor's management extended the maturity of the promissory note to May 15, 1999. The funds were obtained through borrowings under Anchor's Revolving Credit Facility. Anchor has pledged the promissory note to the lenders under its Revolving Credit Facility and G&G has provided security against the promissory note to the lenders. Interest on the note is payable at the interest rate payable by Anchor on its revolving credit advances plus 1/2%, and is presently outstanding. A number of issues have arisen and the transaction has not closed. Should the transaction not close, the sellers are obligated to return the advance to G&G. G&G has demanded the return of the advance plus interest accrued to date, and will upon receipt, repay the loan from Anchor. Discussions are continuing, but as of this date outstanding issues have not been resolved. Failing a resolution of the issues or a repayment of the advance, G&G intends to begin an arbitration proceeding in accordance with the terms of the agreement to secure a return of the advance.

         The indentures covering Anchor's $150,000 aggregate principal amount of 11 1/4% First Mortgage Notes due 2005 (the "First Mortgage Notes") and
$50.0 million 9 7/8% Senior Notes due 2008 (the "Senior Notes") contain certain covenants that restrict Anchor from taking various actions, including, subject to specified exceptions, the incurrence of additional indebtedness, the granting of additional liens, the making of investments, the payment of dividends and other restricted payments, mergers, acquisitions and other fundamental corporate changes, capital expenditures, operating lease payments and transactions with affiliates. Anchor's Revolving Credit Facility also contains certain financial covenants that require Anchor to meet and maintain certain financial tests and minimum ratios, including a minimum working capital ratio, a minimum consolidated net worth test and a minimum interest coverage ratio.

         The level of the Company's indebtedness could have important consequences, including:

         o a substantial portion of the Company's cash flow from operations must be dedicated to debt service,
         o the Company's ability to obtain additional future debt financing may be limited and
         o the level of indebtedness could limit the Company's flexibility in reacting to changes in the industry and economic conditions in general.

         The Company expects significant expenditures in the remainder of 1999, including interest expense on the First Mortgage Notes, the Senior Notes and the Revolving Credit Facility and capital expenditures of approximately $33.0 million (a portion of which will be leased). Effective April 1, 1999, Anchor finalized its labor contract with approximately 90% of its hourly personnel. As a result, Anchor expects that hourly labor costs and pension expense will increase in the remainder of 1999 and in subsequent years. Peak needs are in spring and fall at which time working capital borrowings are estimated to be $20.0 million higher than at other times of the year. The Company's principal sources of liquidity through 1999 are expected to be funds derived from operations, borrowings under the Anchor Revolving Credit Facility and proceeds from sales of discontinued manufacturing facilities.

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

     YEAR 2000

         The Company's information systems cover a broad spectrum of software applications for its manufacturing processes, certain of which are custom-designed. After an extensive study, the Company had decided its plan to achieve Year 2000 compliance by upgrading both the packaged and custom-designed software currently in place, along with certain hardware upgrades. These upgrades are expected to resolve any Year 2000 issues.

         The upgrade of certain hardware, including the personal computer-based environment was completed in December 1998. The primary accounting software applications have been upgraded to a Year 2000 certified compliant release in February 1999. The upgrade of other custom-designed software, which represents a small percentage of the total applications, is expected to be completed in the second quarter of 1999. Management believes this timetable provides sufficient time to resolve any unexpected issues.

         In addition to software and hardware considerations, the Company has completed its review of the impact of the Year 2000 on its manufacturing operations and process controls. The Company has identified components requiring modification or replacement, and expects that critical control technology will be Year 2000 compliant in the second quarter of 1999 and non-critical control and reporting systems will be compliant by the third quarter of 1999.

         The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to the failure of such suppliers to remediate their own Year 2000 problems. The Company is currently in the process of grading the responses from low to high risk. In addition, although many of the Company's customers have been communicating with the Company regarding Year 2000 issues, the Company has not made any formal assessment of the effect which the failure of its larger customers to remediate their own Year 2000 problems could have on the Company's operations. Despite these efforts, there can be no assurance that the systems of other companies on which the Company relies will be timely converted, or that a failure to remediate by one or more of the Company's customers or suppliers would not have a material adverse effect on the Company. Because we have not yet completed our overall assessment of Year 2000 issues as they relate to customers or vendors, we have not formulated contingency plans in their entirety or determined the costs of these plans. The Company expects to complete its contingency plan by the third quarter of 1999 and will continue to evaluate and modify its planning as required by events and circumstances as they emerge.

         Expenditures for Year 2000 compliance will approximate $2.0 million in the aggregate in 1998 and 1999, of which approximately $1.6 million has been incurred. However, no assurance can be given that the Company's actual expenditures for Year 2000 compliance will not be higher.

     NEW ACCOUNTING STANDARDS

         In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 - Accounting for Derivative Instruments and Hedging Activities ("SFAS

133"). SFAS 133, effective for fiscal years beginning after June 15, 1999, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company has not yet quantified the impacts of adopting SFAS 133 and has not determined the timing or method of adoption. SFAS 133 could increase volatility in earnings and other comprehensive income.

     INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

         With the exception of the historical information contained in this report, the matters described herein contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "intend," "project," "will be," "will likely continue," "will likely result," or words or phrases of similar meaning including, statements concerning:

         o the Company's liquidity and capital resources,

         o the Company's debt levels and ability to obtain financing and service debt,

         o competitive pressures and trends in the glass container industry,

         o prevailing interest rates,

         o legal proceedings and regulatory matters, and

         o general economic conditions.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's debt instruments are subject to fixed interest rates and, in addition, the amount of principal to be repaid at maturity is also fixed. Therefore, the Company is not subject to market risk from its debt instruments. Less than 1% of the Company's sales are denominated in currencies other than the U.S. dollar, and the Company does not believe its total exposure to be significant.

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

Item 2.  Changes in Securities and Use of Proceeds.
                  None

Item 3.  Defaults Upon Senior Securities.
                  None

Item 4.  Submission of Matters to a Vote of Security Holders.
                  None

Item 5.  Other Information
                  None

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits
                  Exhibit 27 - Financial Data Schedule

         b.  Reports on Form 8-K
                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CONSUMERS U.S., INC.

Date: May 14, 1999                         /s/ M. William Lightner, Jr.
                                           ------------------------------------
                                               M. William Lightner, Jr.
                                               Vice President - Finance and
                                               Chief Financial Officer
                                               (Principal Financial Officer and
                                               Duly Authorized Officer)