Form 10-Q
period 1999-06-30
CONSUMERS US INC
filed 1999-08-13
CIK 1041195

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number: 333-31363-01

                              CONSUMERS U.S., INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                             22-2874087
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

          3140 William Flinn Highway, Allison Park, Pennsylvania 15101
          ------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                  412-486-9100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

   All voting and non-voting stock of the registrant is held by an affiliate of the registrant. Number of shares outstanding of each class of common stock at August 12, 1999:
                Common Stock, $.01 par value, 17,000,100 shares

                                    1 of 13

                              CONSUMERS U.S., INC.

                                   FORM 10-Q

                  For the Quarterly Period Ended June 30, 1999

                                     INDEX

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements:

                 Condensed Consolidated Statements of Operations
                    and Comprehensive Income -
                    Three and Six Months Ended June 30, 1999 and 1998      3

                 Condensed Consolidated Balance Sheets -
                    June 30, 1999 and December 31, 1998                    4

                 Condensed Consolidated Statements of Cash Flows -
                    Six Months Ended June 30, 1999 and 1998                5

                 Notes to Condensed Consolidated Financial Statements      6

         Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    7

         Item 3. Quantitative and Qualitative Disclosures About
                    Market Risk                                           11

PART II - OTHER INFORMATION                                               12

SIGNATURES                                                                13

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              CONSUMERS U.S., INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                   Six Months Ended            Three Months Ended
                                                       June 30,                     June 30,
                                              ------------------------      ------------------------
                                                 1999           1998           1999           1998
                                              ---------      ---------      ---------      ---------
Net sales                                     $ 316,582      $ 324,402      $ 169,655      $ 175,215

Costs and expenses:
      Cost of products sold                     291,683        301,803        153,746        158,410
      Selling and administrative expenses        13,881         14,434          5,837          7,241
                                              ---------      ---------      ---------      ---------

Income from operations                           11,018          8,165         10,072          9,564

Other income, net                                   583            160            334            313

Interest expense                                (14,629)       (13,080)        (7,317)        (6,876)
                                              ---------      ---------      ---------      ---------
Income (loss) before preferred stock
      dividends of subsidiary and
      minority interest                          (3,028)        (4,755)         3,089          3,001

Preferred stock dividends of subsidiary          (2,776)        (2,776)        (1,396)        (1,396)
                                              ---------      ---------      ---------      ---------

Income (loss) before minority interest           (5,804)        (7,531)         1,693          1,605

Minority interest                                    --             --             --             --
                                              ---------      ---------      ---------      ---------

Net income (loss)                             $  (5,804)     $  (7,531)     $   1,693      $   1,605
                                              =========      =========      =========      =========

Comprehensive income (loss)                   $  (5,804)     $  (7,531)     $   1,693      $   1,605
                                              =========      =========      =========      =========

See Notes to Condensed Consolidated Financial Statements.

                              CONSUMERS U.S., INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                 June 30, 1999
                                                                  (unaudited)      December 31, 1998
                                                                 ------------      -----------------
ASSETS
Current assets:
        Cash and cash equivalents                                  $   6,177           $   4,106
        Accounts receivable                                           61,923              86,846
        Advance to affiliate                                          17,603              17,866
        Inventories:
              Raw materials and manufacturing supplies                24,417              23,099
              Finished products                                       78,386              81,230
        Other current assets                                           6,718               8,304
                                                                   ---------           ---------
                    Total current assets                             195,224             221,451

Property, plant and equipment, net                                   315,537             316,705
Other assets                                                          30,091              22,839
Strategic alliances with customers                                    12,377              26,187
Goodwill                                                              51,584              53,072
                                                                   ---------           ---------
                                                                   $ 604,813           $ 640,254
                                                                   =========           =========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
        Revolving credit facility                                  $  44,379           $  50,162
        Current maturities of long-term debt                           1,022                 840
        Accounts payable                                              39,249              51,838
        Accrued expenses                                              30,431              39,971
        Accrued interest                                               6,002               5,970
        Accrued compensation and employee benefits                    21,478              27,249
                                                                   ---------           ---------
                    Total current liabilities                        142,561             176,030

Long-term debt                                                       203,470             202,920
Long-term pension liabilities                                         32,650              33,855
Long-term post-retirement liabilities                                 61,239              59,853
Other long-term liabilities                                           50,997              47,896
                                                                     348,356             344,524
                                                                   ---------           ---------
Commitments and contingencies

Redeemable preferred stock                                            55,983              55,983
                                                                   ---------           ---------

Minority interest                                                      9,993               9,993
                                                                   ---------           ---------
Stockholder's equity:
        Common stock                                                     170                 170
        Capital in excess of par value                                87,430              87,430
        Accumulated deficit                                          (39,522)            (33,718)
        Amount related to minimum pension liability                     (158)               (158)
                                                                   ---------           ---------
                                                                      47,920              53,724
                                                                   ---------           ---------
                                                                   $ 604,813           $ 640,254
                                                                   =========           =========

See Notes to Condensed Consolidated Financial Statements

                              CONSUMERS U.S., INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                             Six Months Ended June 30,
                                                                           ---------------------------
                                                                             1999               1998
                                                                           --------           --------
Cash flows from operating activities:
     Net loss                                                              $ (5,804)          $ (7,531)
     Adjustments to reconcile net loss to cash provided
         by (used in) operating activities:
               Depreciation and amortization                                 28,074             27,035
               Other                                                            149               (195)
               Dividends accrued on preferred stock of subsidiary             2,776              2,776
     Increase (decrease) in cash resulting from changes in
         assets and liabilities                                               4,463            (62,926)
                                                                           --------           --------
                                                                             29,658            (40,841)
Cash flows from investing activities:
     Expenditures for property, plant and equipment                         (26,781)           (19,118)
     Stock in Parent, held for Anchor Pension Fund
          pending Government approval                                        (3,000)                --
     Payments of strategic alliances with customers                          (2,000)            (2,000)
     Proceeds from the sale of property, plant and
         equipment                                                              193                743
     Acquisition related contribution to defined benefit
         pension plans                                                           --               (745)
     Other                                                                     (798)              (690)
                                                                           --------           --------
                                                                            (32,386)           (21,810)
Cash flows from financing activities:
     Proceeds from issuance of long-term debt                                    --             50,000
     Principal payments of long-term debt                                      (481)              (273)
     Net draws (repayments) on revolving credit facility                     (5,783)            19,967
     Sale of note receivable                                                 11,200                 --
     Other, primarily financing fees                                           (137)            (2,857)
                                                                           --------           --------
                                                                              4,799             66,837
Cash and equivalents:
     Increase in cash and cash equivalents                                    2,071              4,186
     Balance, beginning of period                                             4,106              1,060
                                                                           --------           --------
     Balance, end of period                                                $  6,177           $  5,246
                                                                           ========           ========
Supplemental disclosure of cash flow information:
     Interest payments, net                                                $ 13,554           $ 10,969
                                                                           ========           ========
     Income tax payments (refunds), net                                    $     --           $     --
                                                                           ========           ========

See Notes to Condensed Consolidated Financial Statements.

                              CONSUMERS U.S., INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

NOTE 1 - MANAGEMENT'S RESPONSIBILITY

         In the opinion of Management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1999 and the results of operations for the three and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Financial Statements of Consumers U.S., Inc., consolidated with its majority-owned subsidiary, Anchor Glass Container Corporation ("Anchor"), (together, the "Company") included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the interim periods are not necessarily indicative of the results of the full fiscal year.

NOTE 2 - STRATEGIC ALLIANCES WITH CUSTOMERS

         On April 30, 1999, Stroh Brewing Company ("Stroh's") closed on an agreement to sell its assets to a consortium made up of Pabst Brewing Company ("Pabst") and Miller Brewing Company ("Miller"). Under the terms of this agreement, Anchor received $5,000 in cash and a non-interest bearing note of $14,000 from Miller in satisfaction of the unamortized balance of the Stroh's strategic alliance agreement. The note receivable was sold to a third party in the second quarter of 1999. In satisfaction of a portion of the Stroh's outstanding trade accounts receivable, Anchor received from Pabst, a five year note receivable for $5,000 and an additional 68 month note for $5,000 representing a strategic alliance with Pabst. Pabst is committed to take a specified quantity of production during the note period or repay the strategic alliance note receivable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company was formed in January 1997 to consummate the Anchor Acquisition. The Company is a holding company whose only asset is the ownership of 58.6% of its sole subsidiary, Anchor Glass Container Corporation ("Anchor"). On February 5, 1997, pursuant to an Asset Purchase Agreement, Anchor acquired substantially all of the assets and assumed certain liabilities, of the former Anchor Glass Container Corporation ("Old Anchor"), now being liquidated in a proceeding under Chapter 11 of the U.S. Bankruptcy Code of 1978, as amended. Anchor purchased eleven operating glass container manufacturing facilities and other related assets (the "Anchor Acquisition"). Prior to the Anchor Acquisition, neither Anchor nor the Company had any operations.

RESULTS OF OPERATIONS

         Net Sales. Net sales for the 1999 second quarter were $169.7 million compared to $175.2 million for the second quarter of 1998, a decline of $5.5 million, or 3.2%. Net sales for the first half of 1999 were $316.6 million and $324.4 million for the comparable period of 1998. This decline of $7.8 million, or $2.4%, was principally as a result of an expected shift in the timing of certain sales into the third quarter of 1999.

         Cost of Products Sold. The Company's cost of products sold in the second quarter and first half of 1999 were $153.8 million and $291.7 million, respectively (or 90.6% and 92.1% of net sales), while the cost of products sold for the second quarter of 1998 and first half of 1998 were $158.4 million and $301.8 million, respectively (or 90.4% and 93.0% of net sales). The decrease in the percentage of cost of products sold for the first six months of 1999 as compared with 1998 principally reflects the benefits of the cost savings strategies which the Company began to implement during 1998. This improvement is partially offset by increases in labor costs as a result of scheduled increases under a labor contract with Anchor's hourly employees which became effective in April 1999.

         Selling and Administrative Expenses. Selling and administrative expenses for the six months ended June 30, 1999 were approximately $13.9 million (or 4.4% of net sales), while selling and administrative expenses for the comparable period of 1998 were $14.4 million (or 4.4% of net sales). This decrease in selling and administrative expenses principally reflects increased allocations of overhead expenses to affiliated companies resulting from the integration of corporate functions, partially offset by costs associated with Year 2000 upgrades incurred in the first half of 1999.

         Interest Expense. Interest expense for the second quarter of 1999 was approximately $7.3 million compared to $6.9 million in the second quarter of 1998, an increase of 6.4%. Interest expense for the first half of 1999 was approximately $14.6 million compared to $13.1 million in the first half of 1998, an increase of 11.8%. On March 16, 1998, Anchor completed an offering of $50.0 million aggregate principal amount of its 9 7/8% Senior Notes due 2008 (the "Senior Notes") issued under an Indenture dated as of March 16, 1998, among Anchor, the Company and The Bank of New York, as Trustee. Annual interest expense on the Senior Notes approximates $4.9 million. Additionally, interest expense has increased based upon higher average outstanding borrowings under Anchor's $110.0 million Revolving Credit Facility during 1999, as compared to 1998.

         Net Income (Loss). As a result of the foregoing, the Company had net income in the second quarter of 1999 of approximately $1.7 million as compared to net income of approximately $1.6 million in the same period of 1998 and a year to date net loss of approximately $5.8 million compared to a net loss of $7.5 million in the comparable period of 1998.

     LIQUIDITY AND CAPITAL RESOURCES

         In the first six months of 1999, operating activities provided $29.7 million in cash as compared to $40.8 million of cash used in the same period of 1998. This increase in cash provided reflects our lower net loss adjusted for changes in working capital items. Accounts receivable decreased approximately $25.8 million from year end 1998 reflecting the receipt of $20.0 million of intercompany receivable balances. Cash consumed in investing activities for the first half of 1999 and 1998 were $32.4 million and $21.8 million, respectively, principally reflecting capital expenditures. Capital expenditures in the first half of 1999 were $26.8 million compared to $19.1 million in the same period of 1998. Net cash of $4.8 million was provided by financing activities in the first six months of 1999, principally reflecting the sale of a note receivable, but partially offset by net repayments under Anchor's Revolving Credit Facility.

         In conjunction with the Anchor Acquisition, Anchor entered into a $110.0 million Revolving Credit Facility. At August 6, 1999, under Anchor's Revolving Credit Facility, advances outstanding were $37.9 million, borrowing availability was $29.7 million and total outstanding letters of credit under this facility were $11.3 million.

         In September 1998, G&G (acting on behalf of Consumers) entered into an agreement to purchase a controlling interest in a European glass manufacturer and had advanced $17.3 million toward that end. This amount was funded by G&G through a loan from Anchor of approximately $17.3 million in September 1998. The loan is evidenced by a promissory note which originally matured in January 1999. This loan was permitted through an amendment to the Intercompany Agreement, which was approved by Anchor's Board of Directors. Anchor's management extended the maturity of the promissory note to August 31, 1999. The funds were obtained through borrowings under Anchor's Revolving Credit Facility. The Company has pledged the promissory note to the lenders under the Revolving Credit Facility and G&G has provided security against the promissory note to the lenders. Interest on the note is payable at the interest rate payable by Anchor on its revolving credit advances plus 1/2%. A number of issues have arisen and the transaction has not closed. Should the transaction not close, the sellers are obligated to return the advance to G&G. G&G has demanded the return of the advance plus interest accrued to date, and will upon receipt, repay the loan from Anchor. Discussions are continuing, but as of this date outstanding issues have not been resolved. Failing a resolution of the issues or a repayment of the advance, G&G intends to begin an arbitration proceeding in accordance with the terms of the agreement to secure a return of the advance.

         The indentures governing Anchor's $150,000 aggregate principal amount of 11-1/4% First Mortgage Notes due 2005 (the "First Mortgage Notes") and the Senior Notes contain certain covenants that restrict Anchor from taking various actions, including, subject to specified exceptions, the incurrence of additional indebtedness, the granting of additional liens, the making of investments, the payment of dividends and other restricted payments, mergers, acquisitions and other fundamental corporate changes, capital expenditures, operating lease payments and transactions with affiliates. These indentures also limit the ability of the Company to issue guarantees, incur indebtedness or liens, merge, consolidate or enter into other lines of business. Anchor's Revolving Credit Facility also contains certain financial covenants that require Anchor to meet and maintain certain financial tests and minimum ratios, including a minimum working capital ratio, a minimum consolidated net worth test and a minimum interest coverage ratio. Anchor is in violation of the interest coverage ratio at June 30, 1999 and is currently seeking a waiver for this event of noncompliance.

         The level of the Company's and Anchor's indebtedness could have important consequences, including:

           o a substantial portion of Anchor's cash flow from operations must be dedicated to debt service;
           o the Company's and Anchor's ability to obtain additional future debt financing may be limited; and
           o the level of indebtedness could limit the Company's and Anchor's flexibility in reacting to changes in the industry and economic conditions in general.

         The Company expects significant expenditures in the remainder of 1999, including interest expense on the First Mortgage Notes, the Senior Notes and advances under the Revolving Credit Facility and capital expenditures of approximately $25.0 million (a portion of which will be leased). Anchor has announced that it has signed an agreement with Anheuser-Busch, Inc. to provide all the bottles for the brewer's Jacksonville, Fla. and Cartersville, Ga. breweries beginning in 2001. To meet the expanded demand from the supply contract, Anchor will invest approximately $45 million in new equipment for its Jacksonville, Fla. and Warner Robins, Ga. plants over the next 18 months to increase production efficiency. Anchor is currently reviewing funding alternatives for this project. In addition, effective April 1, 1999, Anchor finalized its labor contract with approximately 90% of its hourly personnel. As a result, Anchor expects that hourly labor costs and pension expense will increase in the remainder of 1999 and in subsequent years.

         Peak needs are in spring and fall at which time working capital borrowings are estimated to be $20.0 million higher than at other times of the year. The Company's principal sources of liquidity through the end of the year are expected to be funds derived from operations, borrowings under Anchor's Revolving Credit Facility and proceeds from sales of discontinued manufacturing facilities.

         Management believes that the cash flows discussed above, will provide adequate funds for the Company's working capital needs and capital expenditures. However, cash flows from operations depend on future operating performance which is subject to prevailing conditions and to financial, business and other factors, many of which are beyond the Company's control.

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

     YEAR 2000

         General. The Year 2000 issue arises because many computer systems, as well as equipment with embedded date-sensitive technology, use only the last two digits of a date to refer to a year and may recognize "00" as the year 1900 rather than 2000. If not corrected, many computer applications could fail or provide erroneous results. If the Company, or a third party with whom it has a material relationship, such as a customer, supplier or utilities, do not correct a material Year 2000 issue, its operations and financial results could be adversely impacted due to:

         o the inability to receive raw materials,
         o the malfunctioning of our manufacturing or service processes,
         o the inability to properly bill and collect payments from our customers, and/or
         o errors or omissions in accounting and financial data.

         Compliance Plan and State of Readiness. The Company's plan for mitigating the impact of Year 2000 on company operations covers three phases. The implementation of this plan has not resulted in the deferral of any information technology projects.

         Phase One. The first phase includes an inventory and assessment of Year 2000 issues, including the prioritizing of these issues. The plan requires an assessment of the scope and extent of Year 2000 issues in the following three areas:

         o information technology systems known as IT systems;
         o manufacturing operations and process controls known as non-IT systems; and

         o impact on our operations and business of non-compliant third parties with whom we have a material relationship.

         The Company's information technology systems cover a broad spectrum of software applications and hardware custom designed for our manufacturing processes. After an extensive study of the general technology needs, the Company had decided on its plan to achieve Year 2000 compliance by upgrading both the packaged and custom-designed software currently in place, along with certain hardware upgrades.

         In addition to software and hardware considerations, the Company has completed reviewing the impact of the Year 2000 on the manufacturing operations and process controls. The Company has prepared an inventory of control and embedded chip technology and reviewed each for required actions. The Company continues to identify components requiring modification or replacement.

         Phase Two. The second phase of the Year 2000 plan is remediation in which the Company takes the actions necessary to upgrade or replace the systems that are not Year 2000 compliant. The upgrade of certain hardware, including the personal computer-based environment, was completed in December 1998. The primary accounting software applications were upgraded to a Year 2000 compliant release in February 1999. The upgrade of other custom-designed software, which represents a small percentage of the total applications, is expected to be completed in August 1999. Management believes this timetable provides sufficient time to resolve any unexpected issues. The Company continues to remediate control and embedded chip technology and expects that non-IT critical control technology and non-IT non-critical control and reporting systems will all be compliant by the end of the third quarter of 1999.

         The Company relies on numerous third-party suppliers for a wide variety of goods and services, including raw materials, transportation and utilities such as electricity and natural gas. The Company has initiated formal communications with all of its significant suppliers to determine the extent to which we are vulnerable to the failure of such suppliers to remediate their own Year 2000 problems. The Company is currently in the process of grading the responses from low to high risk. In addition, although many of the Company's customers have been communicating with it regarding Year 2000 issues, the Company has not made any formal assessment of the effect which the failure of its larger customers to remediate their own Year 2000 problems could have on the Company's operations. Despite these efforts, there can be no assurance that the information technology systems of other companies on which the Company relies, such as utilities, will be timely converted, or that a failure to remediate by one of more of these companies will be timely converted, or that a failure to remediate by one or more customers, suppliers or utilities would not have a material adverse effect on the Company's business.

         Phase Three. The third phase of the Year 2000 plan is system testing and implementation. Many financial information technology systems have completed the testing phase and are operational. The Company continues to test manufacturing operations and process controls.

         Costs. The Company anticipates that aggregate expenditures for Year 2000 compliance and system upgrades will approximate $2.5 million in 1998 and 1999, of which, as of June 30, 1999, approximately $2.1 million has been incurred. However, no assurance can be given that the Company's actual expenditures for Year 2000 compliance will not be higher. All of these expenditures have been funded through cash flows from operations.

         Contingency Plan and Risks. The Company's continuing analysis of the nature and extent of operational problems that would be reasonably likely to result will provide the information necessary to develop a contingency plan for dealing with the most likely worst case scenario. The Company has begun contingency planning and will develop and revise plans as additional information becomes available. These plans are expected to include increasing inventory levels of raw materials and finished products and documenting manual contingencies. The Company is continuing to analyze its potential liability to third parties if its systems are not Year 2000 compliant, but currently has not made any assessment of its potential exposure.

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

         o the Company's debt levels and ability to obtain financing and service debt,

         o competitive pressures and trends in the glass container industry,

         o prevailing interest rates,

         o legal proceedings and regulatory matters, and

         o general economic conditions.

         Forward-looking statements involve risks and uncertainties (including, but not limited to, economic, competitive, governmental and technological factors outside the control of the Company) which may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties may include the ability of management to implement its business strategy in view of the Company's limited operating history; the highly competitive nature of the glass container market and the intense competition from makers of alternative forms of packaging; the Company's focus on the beer industry and its dependence on certain key customers; the seasonal nature of brewing, iced tea and other beverage industries; the Company's dependence on certain executive officers; and changes in environmental and other government regulations. The Company operates in a very competitive environment in which new risk factors can emerge from time to time. It is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements.

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

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
                   The Company is not party to, and none of its assets are subject to any pending legal proceedings, other than ordinary routine litigation incidental to its business and against which the Company is adequately insured and indemnified or which is not material, including various environmental-related cases. The Company believes that the ultimate outcome of these cases will not materially affect future operations.

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

                                         CONSUMERS U.S., INC.

Date: August 12, 1999                    /s/ M. William Lightner, Jr.
                                         --------------------------------
                                         M. William Lightner, Jr.
                                         Vice President - Finance and
                                         Chief Financial Officer
                                         (Principal Financial Officer and
                                         Duly Authorized Officer)