Form 10-Q
period 1999-09-30
CONSUMERS US INC
filed 1999-11-12
CIK 1041195

===============================================================================


                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1999

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

                      Number of shares outstanding of each
                  class of common stock at November 12, 1999:
                Common Stock, $.01 par value, 17,000,100 shares



                                    1 of 13

                              CONSUMERS U.S., INC.

                                   FORM 10-Q

               For the Quarterly Period Ended September 30, 1999


                                     INDEX

                                                                                           Page No.
                                                                                           --------
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements:

              Condensed Consolidated Statements of Operations
                  and Comprehensive Income -
                  Three and Nine Months Ended September 30, 1999 and 1998                       3

              Condensed Consolidated Balance Sheets -
                  September 30, 1999 and December 31, 1998                                      4

              Condensed Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 1999 and 1998                                 5

              Notes to Condensed Consolidated Financial Statements                              6

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                       7

         Item 3.  Quantitative and Qualitative Disclosures About
                      Market Risk                                                              11

PART II - OTHER INFORMATION                                                                    12

SIGNATURES                                                                                     13


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              CONSUMERS U.S., INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                        Nine Months Ended                      Three Months Ended
                                                          September 30,                           September 30,
                                                        -----------------                      ------------------
                                                     1999                1998               1999                 1998
                                                  ---------           ---------           ---------           ---------

Net sales                                         $ 486,687           $ 493,613           $ 170,105           $ 169,211

Costs and expenses:
     Cost of products sold                          448,465             456,270             156,782             154,467
     Selling and administrative expenses             20,820              22,197               6,939               7,763
     Restructuring charges                               --               4,000                  --               4,000


Income from operations                               17,402              11,146               6,384               2,981

Other income (expense), net                           1,323                 155                 740                  (5)

Interest expense                                    (21,658)            (19,947)             (7,029)             (6,867)
                                                  ---------           ---------           ---------           ---------

Income (loss) before preferred stock
     dividends of subsidiary and
     minority interest                               (2,933)             (8,646)                 95              (3,891)

Preferred stock dividends of subsidiary              (4,187)             (4,187)             (1,411)             (1,411)
                                                  ---------           ---------           ---------           ---------

Loss before minority interest                        (7,120)            (12,833)             (1,316)             (5,302)

Minority interest                                     3,533               2,533               3,533               2,533
                                                  ---------           ---------           ---------           ---------

Net income (loss)                                 $  (3,587)          $ (10,300)          $   2,217           $  (2,769)
                                                  =========           =========           =========           =========

Comprehensive income (loss)                       $  (3,587)          $ (10,300)          $   2,217           $  (2,769)
                                                  =========           =========           =========           =========


---------------
See Notes to Condensed Consolidated Financial Statements.

                              CONSUMERS U.S., INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                               September 30, 1999  December 31, 1998
                                                                  (unaudited)
                                                                   ---------           ---------

ASSETS
Current assets:
      Cash and cash equivalents                                    $   3,507           $   4,106
      Accounts receivable                                             68,717              86,846
      Advance to affiliate                                            17,477              17,866
      Inventories:
          Raw materials and manufacturing supplies                    23,907              23,099
          Finished products                                           75,189              81,230
      Other current assets                                             6,948               8,304
                                                                   ---------           ---------
               Total current assets                                  195,745             221,451

Property, plant and equipment, net                                   309,383             316,705
Other assets                                                          29,295              22,839
Strategic alliances with customers                                    11,545              26,187
Goodwill                                                              50,840              53,072
                                                                   ---------           ---------
                                                                   $ 596,808           $ 640,254
                                                                   =========           =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
      Revolving credit facility                                    $  41,507           $  50,162
      Current maturities of long-term debt                             1,038                 840
      Accounts payable                                                46,942              51,838
      Accrued expenses                                                25,424              39,971
      Accrued interest                                                 8,945               5,970
      Accrued compensation and employee benefits                      21,622              27,249
                                                                   ---------           ---------
               Total current liabilities                             145,478             176,030

Long-term debt                                                       203,288             202,920
Long-term pension liabilities                                         23,691              33,855
Long-term post-retirement liabilities                                 59,340              59,853
Other long-term liabilities                                           52,431              47,896
                                                                   ---------           ---------
                                                                     338,750             344,524
Commitments and contingencies

Redeemable preferred stock of subsidiary                              55,983              55,983
                                                                   ---------           ---------

Minority interest                                                      6,460               9,993
                                                                   ---------           ---------

Stockholder's equity:
      Common stock                                                       170                 170
      Capital in excess of par value                                  87,430              87,430
      Accumulated deficit                                            (37,305)            (33,718)
      Amount related to minimum pension liability                       (158)               (158)
                                                                   ---------           ---------
                                                                      50,137              53,724
                                                                   ---------           ---------
                                                                   $ 596,808           $ 640,254
                                                                   =========           =========


---------------
See Notes to Condensed Consolidated Financial Statements.

                              CONSUMERS U.S., INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                      Nine Months Ended September 30,
                                                                      -------------------------------
                                                                         1999               1998
                                                                       --------           --------

Cash flows from operating activities:
    Net loss                                                           $ (3,587)          $(10,300)
    Adjustments to reconcile net loss to cash provided
       by (used in) operating activities:
           Depreciation and amortization                                 42,108             40,849
           Other                                                             16                (43)
           Restructuring charges                                             --              4,000
           Dividends accrued on preferred stock of subsidiary             4,187              4,187
           Minority interest                                             (3,533)            (2,533)
    Decrease in cash resulting from changes in
       assets and liabilities                                            (2,888)           (68,569)
                                                                       --------           --------
                                                                         36,303            (32,409)

---------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Expenditures for property, plant and equipment                      (32,920)           (23,300)
    Stock in Parent, held for Anchor Pension Fund
        pending Government approval                                      (3,000)                --
    Payments of strategic alliances with customers                       (2,000)            (2,000)
    Proceeds from the sale of property, plant and
       equipment                                                            193                743
    Acquisition related contribution to defined benefit
       pension plans                                                         --               (745)
    Other                                                                  (912)              (974)
                                                                       --------           --------
                                                                        (38,639)           (26,276)

---------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                 --             50,000
    Principal payments of long-term debt                                   (671)              (346)
    Net draws (repayments) on revolving credit facility                  (8,655)            33,170
    Sale of note receivable                                              11,200                 --
    Advance to affiliate                                                     --            (17,330)
    Other, primarily financing fees                                        (137)            (3,377)
                                                                       --------           --------
                                                                          1,737             62,117

---------------------------------------------------------------------------------------------------
Cash and equivalents:
    Increase (decrease) in cash and cash equivalents                       (599)             3,432
    Balance, beginning of period                                          4,106              1,060
                                                                       --------           --------
    Balance, end of period                                             $  3,507           $  4,492
                                                                       ========           ========

---------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
    Interest payments, net                                             $ 17,117           $ 14,492
                                                                       ========           ========
    Income tax payments (refunds), net                                 $     --           $     --
                                                                       ========           ========


---------------
See Notes to Condensed Consolidated Financial Statements.

                              CONSUMERS U.S., INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

NOTE 1 - MANAGEMENT'S RESPONSIBILITY

         In the opinion of Management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1999 and the results of operations for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998.

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

NOTE 2 - STRATEGIC ALLIANCES WITH CUSTOMERS

         On April 30, 1999, Stroh Brewing Company ("Stroh's") closed on an agreement to sell its assets to a consortium made up of Pabst Brewing Company ("Pabst") and Miller Brewing Company ("Miller"). Under the terms of this agreement, Anchor received $5,000 in cash and a non-interest bearing note of $14,000 from Miller in satisfaction of the unamortized balance of the Stroh's strategic alliance agreement. The note receivable was sold to a third party in the second quarter of 1999. In satisfaction of a portion of the Stroh's outstanding trade accounts receivable, Anchor received from Pabst, a five year note for $5,000 and an additional 68 month note for $5,000 representing a strategic alliance with Pabst. Pabst is committed to take a specified quantity of production during the note period or repay the strategic alliance note receivable.

NOTE 3 - PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Consumers U.S., Inc., which has no independent operations, and its majority-owned subsidiary, Anchor. All material intercompany accounts and transactions have been eliminated in consolidation. Consumers U.S., Inc. holds 45.5% of the total outstanding voting common shares of Anchor and holds the majority of Anchor board of directors positions, and accordingly, the results of Anchor's operations have been consolidated in these financial statements.

         Through the third quarter of 1999, certain warrant holders exercised warrants for common stock, increasing the minority interest ownership percentage to 58.2% from 44.7% at December 31, 1998. As a result of the exercise of warrants in 1999 and 1998, the Company recorded a dilution gain of approximately $3,533 and $2,533, respectively, for the nine months ended September 30, 1999 and 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company was formed in January 1997 to consummate the Anchor Acquisition. The Company is a holding company whose only asset is the ownership of 59.1% of its sole subsidiary, Anchor Glass Container Corporation ("Anchor"). On February 5, 1997, pursuant to an Asset Purchase Agreement, Anchor acquired substantially all of the assets and assumed certain liabilities, of the former Anchor Glass Container Corporation ("Old Anchor"), now being liquidated in a proceeding under Chapter 11 of the U.S. Bankruptcy Code of 1978, as amended. Anchor purchased eleven operating glass container manufacturing facilities and other related assets (the "Anchor Acquisition"). Prior to the Anchor Acquisition, neither Anchor nor the Company had any operations.

RESULTS OF OPERATIONS

         Net Sales. Net sales for the 1999 third quarter were $170.1 million compared to $169.2 million for the third quarter of 1998. Net sales for the first nine months of 1999 were $486.7 million and $493.6 million for the comparable period of 1998. This year to year decline of $6.9 million, or 1.4% in net sales, on slightly higher unit shipments, reflects a shift from higher margin product lines such as liquor to higher volume, lower margin products, including beer and teas and the sale of the consumers products line inventory to a customer. While the Company continues to supply to the customer all the glass relating to this consumers products line, we no longer include lids and cartons in either sales or cost of sales.

         Cost of Products Sold. The Company's cost of products sold in the third quarter and first nine months of 1999 were $156.7 million and $448.4 million, respectively (or 92.2% and 92.1% of net sales), while the cost of products sold for the third quarter of 1998 and first nine months of 1998 were $154.5 million and $456.3 million, respectively (or 91.3% and 92.4% of net sales). The decrease in the percentage of cost of products sold for the first nine months of 1999 as compared with 1998 principally reflects the benefits of productivity improvements that have resulted from the cost savings strategies which the Company began to implement during 1998. This improvement is partially offset by increases in labor and benefit costs, as compared to the same period of 1998, as a result of scheduled increases under a labor contract with hourly employees that became effective in April 1999, as well as increases in the cost of cartons and natural gas.

         Selling and Administrative Expenses. Selling and administrative expenses for the nine months ended September 30, 1999 were approximately $20.9 million (or 4.3% of net sales), while selling and administrative expenses for the comparable period of 1998 were $22.2 million (or 4.5% of net sales). This decrease in selling and administrative expenses principally reflects increased allocations of overhead expenses to affiliated companies resulting from the integration of corporate functions, partially offset by costs associated with Year 2000 upgrades incurred in the first nine months of 1999.

         Interest Expense. Interest expense for the third quarter of 1999 was approximately $7.1 million compared to $6.8 million in the third quarter of 1998, an increase of 2.4%. Interest expense for the first nine months of 1999 was approximately $21.7 million compared to $19.9 million in the first nine months of 1998, an increase of 8.6%. On March 16, 1998, Anchor completed an offering of $50.0 million aggregate principal amount of its 9 7/8% Senior Notes due 2008 (the "Senior Notes") issued under an Indenture dated as of March 16, 1998, among Anchor, Consumers U.S., Inc. and The Bank of New York, as Trustee. Annual interest expense on the Senior Notes approximates $4.9 million. Additionally, interest expense has increased based upon higher average outstanding borrowings under Anchor's $110.0 million Revolving Credit Facility during 1999, as compared to 1998.

         Net Income (Loss). As a result of the foregoing, the Company had net income of $2.2 million in the third quarter of 1999 as compared to a net loss of approximately $2.8 million in the same period of 1998 and a year to date net loss of approximately $3.6 million compared to a net loss of $10.3 million in the comparable period of 1998. The results of the third quarter and nine months of 1998 included a restructuring charge of $4.0 million as a result of the removal from service of one furnace and one machine at the Jacksonville, Florida manufacturing facility.

     LIQUIDITY AND CAPITAL RESOURCES

         In the first nine months of 1999, operating activities provided $36.3 million in cash as compared to $32.4 million of cash used in the same period of 1998. This increase in cash provided reflects our lower net loss adjusted for changes in working capital items. Accounts receivable decreased approximately $18.1 million from year end 1998 reflecting the receipt of $20.0 million of intercompany receivable balances. Cash consumed in investing activities for the first nine months of 1999 and 1998 were $38.6 million and $26.3 million, respectively, principally reflecting capital expenditures. Capital expenditures in the first nine months of 1999 were $32.9 million compared to $23.3 million in the same period of 1998. Net cash of $1.7 million was provided by financing activities in the first nine months of 1999, principally reflecting the sale of a note receivable, but partially offset by net repayments under Anchor's Revolving Credit Facility.

         In conjunction with the Anchor Acquisition, Anchor entered into a $110.0 million Revolving Credit Facility. At November 1, 1999, under Anchor's Revolving Credit Facility, advances outstanding were $47.2 million, borrowing availability was $7.0 million and total outstanding letters of credit under this facility were $11.3 million.

         In September 1998, G&G (acting on behalf of Consumers) entered into an agreement to purchase a controlling interest in a European glass manufacturer and had advanced $17.3 million toward that end. This amount was funded by G&G through a loan from Anchor of approximately $17.3 million in September 1998. The loan is evidenced by a promissory note which originally matured in January 1999. This loan was permitted through an amendment to the Intercompany Agreement, which was approved by Anchor's Board of Directors. The repayment date of the promissory note has been extended to December 31, 2000, consistent with a recent amendment to Anchor's Revolving Credit Facility. The funds were obtained through borrowings under Anchor's Revolving Credit Facility. The Company has pledged the promissory note to the lenders under the Revolving Credit Facility and G&G has provided security against the promissory note to the lenders. Interest on the note is payable at the interest rate payable by Anchor on its revolving credit advances plus 1/2 %. A number of issues have arisen and the transaction has not closed. Should the transaction not close, the sellers are obligated to return the advance to G&G. G&G has demanded the return of the advance plus interest accrued to date, and will upon receipt, repay the loan from Anchor. Discussions are continuing, but as of this date outstanding issues have not been resolved. Failing a resolution of the issues or a repayment of the advance, G&G intends to begin an arbitration proceeding in accordance with the terms of the agreement to secure a return of the advance.

         The indentures governing Anchor's $150,000 aggregate principal amount of 11 1/4 % First Mortgage Notes due 2005 (the "First Mortgage Notes") and the Senior Notes contain certain covenants that restrict Anchor from taking various actions, including, subject to specified exceptions, the incurrence of additional indebtedness, the granting of additional liens, the making of investments, the payment of dividends and other restricted payments, mergers, acquisitions and other fundamental corporate changes, capital expenditures, operating lease payments and transactions with affiliates. These indentures also limit the ability of the Company to issue guarantees, incur indebtedness pr liens, merge, consolidate or enter into other lines of business. Anchor's Revolving Credit Facility also contains certain financial covenants that require Anchor to meet and maintain certain financial tests and minimum ratios, including a minimum working capital ratio, a minimum consolidated net worth test and a minimum interest coverage ratio. Anchor is currently in compliance with these covenants.

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

         The Company expects significant expenditures in the remainder of 1999, including interest expense on the First Mortgage Notes, the Senior Notes and advances under the Revolving Credit Facility and capital expenditures in the range of $15.0 million to $19.0 million (a portion of which may be acquired through capital leases). Anchor has announced that it has signed an agreement with Anheuser-Busch, Inc. to provide all the bottles for the brewer's Jacksonville, Fla. and Cartersville, Ga. breweries beginning in 2001. To meet the expanded demand from the supply contract, Anchor will invest approximately $45 million in new equipment for its Jacksonville, Fla. and Warner Robins, Ga. plants over the next 18 months to increase production efficiency. Anchor expects to complete its funding arrangements for this project by December 31, 1999. In addition, effective April 1, 1999, Anchor finalized its labor contract with approximately 90% of its hourly personnel. As a result, Anchor expects that hourly labor costs and pension expense will increase in the remainder of 1999 and in subsequent years. On October 27, 1999, Consumers Packaging Inc., the Company's parent, announced that it had reached a preliminary agreement with the Anheuser-Busch Packaging Group to create a joint venture that would re-open the previously closed Houston, Texas glass manufacturing facility, currently owned by Anchor. It is anticipated that a Consumers Packaging affiliate will purchase the Houston facility and certain related operating rights. Anchor expects to realize proceeds of approximately $12 million from this sale.

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

     IMPACT OF INFLATION

         The impact of inflation on the costs of the Company, and the ability to pass on cost increases in the form of increased sales prices, is dependent upon market conditions. While the general level of inflation in the domestic economy has been relatively low, the Company has experienced pricing pressures in the current market and has not been fully able to pass on inflationary cost increases to its customers.

     SEASONALITY

         Due principally to the seasonal nature of the brewing, iced tea and other beverage industries, in which demand is stronger during the summer months, the Company's shipment volume is typically higher in the second and third quarters. Consequently, the Company will build inventory during the first quarter in anticipation of seasonal demands during the second and third quarters. In addition, the Company generally schedules shutdowns of its plants for furnace rebuilds and machine repairs in the first and fourth quarters of the year to coincide with scheduled holiday and vacation time under its labor union contracts. These shutdowns and seasonal sales patterns adversely affect profitability during the first and fourth quarters. The Company has in the past and expects to continue in the future to implement alternatives to reduce downtime during these periods in order to minimize disruption to the production process and its negative effect on profitability.

     YEAR 2000

         General. The Year 2000 issue arises because many computer systems, as well as equipment with embedded date-sensitive technology, use only the last two digits of a date to refer to a year and may recognize "00" as the year 1900 rather than 2000. If not corrected, many computer applications could fail or provide erroneous results. If the Company, or a third party with whom it has a material relationship, such as a customer, supplier or utility do not correct a material Year 2000 issue, its operations and financial results could be adversely impacted due to:

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

         Phase Two. The second phase of the Year 2000 plan is remediation in which the Company takes the actions necessary to upgrade or replace the systems that are not Year 2000 compliant. The upgrade of certain hardware, including the personal computer-based environment, was completed in December 1998. The primary accounting software applications were upgraded to a Year 2000 compliant release in February 1999. The upgrade of other custom-designed software, which represents a small percentage of the total applications, was completed in August 1999. Management believes this timetable provides sufficient time to resolve any unexpected issues. The Company continues to test control and embedded chip technology, as well as non-IT critical control technology and non-IT non-critical control and reporting systems.

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

         Costs. The Company anticipates that aggregate expenditures for Year 2000 compliance and system upgrades will approximate $2.5 million in 1998 and 1999, of which, as of September 30, 1999, approximately $2.3 million has been incurred. However, no assurance can be given that the Company's actual expenditures for Year 2000 compliance will not be higher. All of these expenditures have been funded through cash flows from operations.

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

                                       CONSUMERS U.S., INC.

Date: November 12, 1999                /s/ M. William Lightner, Jr.
                                       ----------------------------------------
                                           M. William Lightner, Jr.
                                           Vice President - Finance and
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                           Duly Authorized Officer)