Form 10-Q
period 2000-03-31
CONSUMERS US INC
filed 2000-05-15
CIK 1041195

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number: 333-31363-01
--------------------------------------------------------------------------------

                              CONSUMERS U.S., INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                     23-2874087
 -------------------------------                       ----------------
 (State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

          3140 William Flinn Highway, Allison Park, Pennsylvania 15101
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  412-486-9100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         All voting and non-voting stock of the registrant is held by an affiliate of the registrant. Number of shares outstanding of each class of common stock at April 30, 2000:
                 Common Stock, $.01 par value, 17,000,100 shares



                                     1 of 13

                              CONSUMERS U.S., INC.

                                    FORM 10-Q

                  For the Quarterly Period Ended March 31, 2000

                                      INDEX

                                                                                           Page No.
                                                                                           --------
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements:

              Condensed Consolidated Statements of Operations and Comprehensive Income -
                  Three Months Ended March 31, 2000 and 1999                                    3

              Condensed Consolidated Balance Sheets -
                  March 31, 2000 and December 31, 1999                                          4

              Condensed Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 2000 and 1999                                    5

              Notes to Condensed Consolidated Financial Statements                              6

         Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                       7

         Item 3.   Quantitative and Qualitative Disclosures About
                      Market Risk                                                              10

PART II - OTHER INFORMATION                                                                    11

SIGNATURES                                                                                     13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              CONSUMERS U.S., INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE)

-------------------------------------------------------------------------------------------
                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                    2000           1999
-------------------------------------------------------------------------------------------
Net sales                                                        $ 153,884      $ 146,927

Costs and expenses:

       Cost of products sold                                       143,606        137,937
       Selling and administrative expenses                           7,504          8,044

-------------------------------------------------------------------------------------------

Income from operations                                               2,774            946

Other income, net                                                    6,642            249

Interest expense                                                    (7,586)        (7,312)
                                                                 ---------      ---------
Income (loss) before preferred stock dividends of subsidiary         1,830         (6,117)

Preferred stock dividends of subsidiary                             (1,380)        (1,380)
                                                                 ---------      ---------
Net income (loss)                                                $     450      $  (7,497)
                                                                 =========      =========
Comprehensive income (loss)                                      $     450      $  (7,497)
                                                                 =========      =========

---------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                              CONSUMERS U.S., INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

---------------------------------------------------------------------------------------
                                                             March 31,     December 31,
                                                                2000          1999
                                                            (unaudited)
---------------------------------------------------------------------------------------
ASSETS
Current assets:
      Cash and cash equivalents                               $   5,239      $   5,278
      Accounts receivable                                        62,054         53,556
      Advance to affiliate                                       17,571         17,571
      Inventories:

          Raw materials and manufacturing supplies               23,973         24,415
          Finished products                                      91,380         82,562
      Other current assets                                        8,191          7,603
                                                              ---------      ---------
               Total current assets                             208,408        190,985

Property, plant and equipment, net                              314,849        320,001
Other assets                                                     29,822         29,545
Strategic alliances with customers                                9,731         11,089
Goodwill                                                         49,352         50,096
                                                              ---------      ---------
                                                              $ 612,162      $ 601,716
                                                              =========      =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
      Revolving credit facility                               $  43,532      $  40,895
      Current maturities of long-term debt                        2,014          2,029
      Accounts payable                                           58,163         48,729
      Accrued expenses                                           33,751         38,058
      Accrued interest                                            8,989          5,953
      Accrued compensation and employee benefits                 22,469         23,895
                                                              ---------      ---------
               Total current liabilities                        168,918        159,559

Long-term debt                                                  209,852        210,208
Long-term pension liabilities                                    25,691         24,569
Long-term post-retirement liabilities                            59,318         59,464
Other long-term liabilities                                      33,757         35,120
                                                              ---------      ---------
                                                                328,618        329,361
Commitments and contingencies

Redeemable preferred stock                                       72,210         70,830
                                                              ---------      ---------
Minority interest                                                 6,460          6,460
                                                              ---------      ---------
Stockholder's equity:
      Common stock                                                  170            170
      Capital in excess of par value                             88,630         88,630
      Accumulated deficit                                       (52,844)       (53,294)
                                                              ---------      ---------
                                                                 35,956         35,506
                                                              ---------      ---------
                                                              $ 612,162      $ 601,716
                                                              =========      =========

---------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                              CONSUMERS U.S., INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

-------------------------------------------------------------------------------------------
                                                              Three Months Ended March 31,
                                                                    2000          1999
-------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income (loss)                                             $    450      $ (7,497)
    Adjustments to reconcile net income (loss) to
       cash provided by operating activities:
           Depreciation and amortization                            14,294        14,715
           Gain on sale of property, plant and equipment            (4,107)           --
           Dividends accrued on preferred stock of subsidiary        1,380         1,380
           Other                                                       116           119
    Decrease in cash resulting from changes in
       assets and liabilities                                       (9,299)         (463)
                                                                  --------      --------
                                                                     2,834         8,254

-------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Expenditures for property, plant and equipment                 (16,648)      (16,466)
    Deposit of sale proceeds into escrow account                   (10,000)           --
    Withdrawal of funds from escrow account                         15,497            --
    Proceeds from sale of property, plant and equipment              8,000            --
    Payments of strategic alliance with customers                     (550)       (2,000)
    Other                                                             (969)         (500)
                                                                  --------      --------
                                                                    (4,670)      (18,966)

-------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Principal payments of long-term debt                              (450)         (175)
    Net draws on revolving credit facility                           2,637         7,708
    Other, primarily financing fees                                   (390)         (137)
                                                                  --------      --------
                                                                     1,797         7,396

-------------------------------------------------------------------------------------------
Cash and equivalents:
    Decrease in cash and cash equivalents                              (39)       (3,316)
    Balance, beginning of period                                     5,278         4,106
                                                                  --------      --------
    Balance, end of period                                        $  5,239      $    790
                                                                  ========      ========

-------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
    Interest payments, net                                        $  3,998      $  3,676
                                                                  ========      ========
    Income tax payments (refunds), net                            $     --      $     --
                                                                  ========      ========

---------------------------------------------------------

See Notes to Consolidated Condensed Financial Statements.

                              CONSUMERS U.S., INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

NOTE 1 - MANAGEMENT'S RESPONSIBILITY

         In the opinion of Management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2000 and the results of operations and cash flows for the three months ended March 31, 2000 and 1999.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Financial Statements of Consumers U.S., Inc., consolidated with its majority-owned subsidiary, Anchor Glass Container Corporation ("Anchor"), (together, the "Company") included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the interim periods are not necessarily indicative of the results of the full fiscal year.

NOTE 2 - SALE OF CLOSED MANUFACTURING FACILITY

         In March 2000, Anheuser-Busch Companies, Inc. ("Anheuser-Busch") purchased Anchor's previously closed Houston, Texas glass container manufacturing facility and certain related operating rights. Anchor received proceeds of $10,000 from the sale. Concurrently, Consumers Packaging Inc. ("Consumers"), the Company's indirect parent, for an aggregate consideration of $15,000, entered into a contract with Anheuser-Busch to manage the renovation and provide the technical expertise in the re-opening of the Houston facility, while simultaneously agreeing to give up all rights under a joint venture agreement with Anheuser-Busch to own and operate the Houston facility. Anchor expects to negotiate a contract with Anheuser-Busch to provide management assistance in the operations of the facility upon its refurbishment.

NOTE 3- REDEEMABLE PREFERRED STOCK

         Anchor has designated 2,239,320 shares as Series A Preferred Stock. The Series A Preferred Stock ranks, as to dividends and redemption and upon liquidation, prior to all other classes and series of capital stock of Anchor. The holders of Series A Preferred Stock are entitled to receive, when and as declared by the Board of Directors of Anchor, cumulative dividends, payable quarterly in cash, at an annual rate of 10%. Unpaid dividends have been accrued and included with the value of the related preferred stock on the condensed balance sheets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Consumers U.S. Inc. was formed in January 1997 to consummate the Anchor Acquisition. Consumers U.S. Inc. is a holding company whose only asset is the ownership of 59.1% of its sole subsidiary, Anchor Glass Container Corporation ("Anchor") (together, the "Company"). On February 5, 1997, pursuant to an Asset Purchase Agreement, Anchor acquired substantially all of the assets and assumed certain liabilities, of the former Anchor Glass Container Corporation ("Old Anchor"), now being liquidated in a proceeding under Chapter 11 of the U.S. Bankruptcy Code of 1978, as amended. Anchor purchased eleven operating glass container manufacturing facilities and other related assets (the "Anchor Acquisition"). Prior to the Anchor Acquisition, neither Anchor nor the Company had any operations.

RESULTS OF OPERATIONS

         Net Sales. Net sales for the first quarter of 2000 were $153.9 million compared to $146.9 million for the first quarter of 1999, an increase of $7.0 million, or 4.7% on a volume increase of approximately 6%. This increase in net sales dollars was principally as a result of the increase in shipment volume, particularly in the beer and tea product lines. Also, this improvement reflects some minor increases in pricing.

         Cost of Products Sold. The Company's cost of products sold in the first quarter of 2000 was $143.6 million (or 93.3% of net sales), while the cost of products sold for the first quarter of 1999 was $137.9 million (or 93.9% of net sales). The decrease in the percentage of cost of products sold for the first quarter of 2000 as compared with the first quarter of 1999 principally reflects the benefits of the cost savings strategies that the Company began to implement in prior years. Also, this decrease reflects improved margins in the beer and tea product lines. These cost decreases are partially offset by increases in other manufacturing costs. Effective April 1, 1999, Anchor finalized its labor contract with approximately 90% of its hourly personnel. As a result, the Company experienced an increase in hourly labor costs and pension expense beginning in the second quarter of 1999. In addition, the Company experienced increases in the cost of natural gas and corrugate as compared to the same quarter of the preceding year.

         Selling and Administrative Expenses. Selling and administrative expenses for the first three months of 2000 were approximately $7.5 million (or 4.9% of net sales), while selling and administrative expenses in the first three months of 1999 were $8.0 million (or 5.5% of net sales). This decrease in selling and administrative expenses, in total dollars and as a percentage of net sales, reflects increased allocations of overhead expenses to affiliated companies resulting from the integration of corporate functions, partially offset by generally increased costs overall. The quarter to quarter comparison also reflects the spending in 1999 associated with compliance of the Year 2000 issue, which is non-recurring in the current year.

         Net Income (Loss). The Company had a net income in the first quarter of 2000 of approximately $0.5 million as compared to a net loss of $7.5 million in the first quarter of 1999. The results of the 2000 first quarter included a gain on sale of the previously closed Houston, Texas glass container manufacturing facility of approximately $4.1 million and a gain of approximately $2.0 million of certain operating rights related to the Texas facility, both included in Other income, net. Excluding these sales transactions, the Company would have reported a loss of approximately $5.7 million.

     LIQUIDITY AND CAPITAL RESOURCES

         In the first quarter of 2000, operating activities provided $2.8 million in cash as compared to $8.3 million in the same period of 1999. This decrease in cash provided reflects the improvement in earnings adjusted for changes in working capital items. Accounts receivable increased approximately $8.5 million as compared with the December 1999 year end, primarily reflecting the increased sales and the impact of providing extended credit terms, with certain customers whose sales were greater in the first quarter of 2000. Accounts receivable at March 1999 decreased by approximately $12.6 million from year end 1998 reflecting the receipt of $20.0 million of intercompany receivable balances, offset by the impact of similar extended credit terms. The reduction of accounts payable consumed approximately $3.2 million in cash in the first quarter of 1999, while the increase in accounts payable in the first three months of 2000 provided approximately $9.4 million. The net effect of these working capital changes accounted for a reduction in cash provided of approximately $8.5 million.

         Cash consumed in investing activities for the first three months of 2000 and 1999 were $4.7 million and $19.0 million, respectively. Capital expenditures in the 2000 first quarter were $16.6 million compared to $16.5 million in the same quarter of 1999. In the first three months of 2000, the Company applied cash, deposited into escrow, to fund capital expenditures in the first quarter, as provided for under the terms of the indentures. These escrowed funds resulted from the proceeds of assets sold in the fourth quarter of 1999 and the first quarter of 2000.

         In conjunction with the Anchor Acquisition, Anchor entered into a credit agreement providing for a $110.0 million Revolving Credit Facility (the "Anchor Revolving Credit Facility"). At April 30, 2000, advances outstanding under the Anchor Revolving Credit Facility were $43.5 million, borrowing availability was $11.4 million and total outstanding letters of credit on this facility were $11.3 million. Net cash of $1.8 million was provided by financing activities in the 2000 first quarter, principally reflecting borrowings under the Anchor Revolving Credit Facility.

         In September 1998, G&G (acting on behalf of Consumers) entered into an agreement to purchase a controlling interest in a European glass manufacturer and advanced $17.3 million toward that end. This amount was funded by G&G through a loan from Anchor of approximately $17.3 million in September 1998. The loan is evidenced by a promissory note which originally matured in January 1999. This loan was permitted through an amendment to the Intercompany Agreement, which was approved by Anchor's Board of Directors. The repayment date of the promissory note has been extended to December 31, 2000, consistent with a recent amendment to the Revolving Credit Facility. The funds were obtained through borrowings under the Revolving Credit Facility. Anchor has pledged the promissory note to the lenders under the Anchor Revolving Credit Facility and G&G has provided security against the promissory note to the lenders. Interest on the note is payable at the interest rate payable by Anchor on its revolving credit advances plus 1/2 % and has been paid through March 2000. A number of issues have arisen and the transaction has not closed. Should the transaction not close, the seller is obligated to return the advance to G&G. G&G has demanded the return of the advance plus interest accrued to date and related costs including costs related to the devaluation of the Deutschemark, and will upon receipt, repay the loan from Anchor. Discussions have been held, but as of this date outstanding issues have not been resolved. In March 2000, G&G commenced an arbitration proceeding in accordance with the terms of the agreement to secure a return of the advance.

         The indentures covering Anchor's $150,000 aggregate principal amount of 11 1/4 % First Mortgage Notes due 2005 (the "First Mortgage Notes") and $50.0 million 9 7/8% Senior Notes due 2008 (the "Senior Notes") contain certain covenants that restrict Anchor from taking various actions, including, subject to specified exceptions, the incurrence of additional indebtedness, the granting of additional liens, the making of investments, the payment of dividends and other restricted payments, mergers, acquisitions and other fundamental corporate changes, capital expenditures, operating lease payments and transactions with affiliates. The Anchor Revolving Credit Facility also contains certain financial covenants that require Anchor to meet and maintain certain financial tests and minimum ratios, including a minimum working capital ratio, a minimum consolidated net worth test and a fixed charge ratio.

         The level of the Company's indebtedness could have important consequences, including:

- substantial portion of the Company's cash flow from operations must be dedicated to debt service,
- the Company's and Anchor's ability to obtain additional future debt financing may be limited and
- the level of indebtedness could limit the Company's and Anchor's flexibility in reacting to changes in the industry and economic conditions in general.

         The Company expects significant expenditures in 2000, including interest expense on the First Mortgage Notes, the Senior Notes and advances under the Anchor Revolving Credit Facility and capital expenditures in the range of $28.0 million to $31.0 million, any additional capital expenditures beyond this level will be financed from sources outside the Company. Anchor announced that it signed an agreement with Anheuser-Busch to provide all the bottles for the Anheuser-Busch's Jacksonville, Florida and Cartersville, Georgia breweries beginning in 2001. To meet the expanded demand from the supply contract, Anchor will invest approximately $30.0 million in new equipment for its Jacksonville plant over the next 18 months to increase production efficiency. The funding for this project will be provided through certain leasing transactions, the proceeds from the sale of the Houston plant (see below) and internal cash flows. In December 1999, Anchor entered into a firm agreement with a major lessor for $30.0 million of lease transactions. Under this agreement, Anchor sold, in December 1999, and leased back under a capital lease, equipment located at the Warner Robins facility, for a net selling price of approximately $8.2 million.

         In March 2000, Anheuser-Busch purchased the previously closed Houston, Texas glass container manufacturing facility and certain related operating rights. Anchor received proceeds of $10.0 million from the sale. Concurrently, Consumers, for an aggregate consideration of $15.0 million, entered into a contract with Anheuser-Busch to manage the renovation and provide the technical expertise in the re-opening of the Houston facility, while simultaneously agreeing to give up all rights under a joint venture agreement with Anheuser-Busch to own and operate the Houston facility. Anchor expects to negotiate a contract with Anheuser-Busch to provide management assistance in the operations of the facility upon its refurbishment.

         In addition, effective April 1, 1999, Anchor finalized its labor contract with approximately 90% of its hourly personnel. As a result, the Company experienced an increase in hourly labor costs and pension expense in 1999 and will incur increased costs in subsequent years.

         Peak needs are in spring and fall at which time working capital borrowings are estimated to be $20.0 million higher than at other times of the year. The Company's principal sources of liquidity through the end of the year are expected to be funds derived from operations, borrowings under the Anchor Revolving Credit Facility, proceeds from the sale/leaseback transactions noted above and proceeds from sales of discontinued manufacturing facilities.

         Without taking into account the litigation with Owens-Brockway Glass Container Inc. ("Owens"), (see Part II - Item 1 - Legal Proceedings), management believes that the cash flows discussed above, will provide adequate funds for the Company's working capital needs and capital expenditures. However, cash flows from operations depend on future operating performance which is subject to prevailing conditions and to financial, business and other factors, many of which are beyond the Company's control.

     IMPACT OF INFLATION

         The impact of inflation on the costs of the Company, and the ability to pass on cost increases in the form of increased sales prices, is dependent upon market conditions. While the general level of inflation in the domestic economy has been relatively low, the Company has experienced pricing pressures in the current market and while it has not been fully able to pass on inflationary cost increases to its customers, it did realize some price relief in 2000.

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

         - the Company's debt levels and ability to obtain financing and service debt,

         - competitive pressures and trends in the glass container industry,

         -        prevailing interest rates,

         -        legal proceedings and regulatory matters, and

         -        general economic conditions.

         Forward-looking statements involve risks and uncertainties (including, but not limited to, economic, competitive, governmental and technological factors outside the control of the Company) which may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties may include the ability of management to implement its business strategy in view of the Company's limited operating history; the highly competitive nature of the glass container industry and the intense competition from makers of alternative forms of packaging; the Company's focus on the beer industry and its dependence on certain key customers; the seasonal nature of brewing, iced tea and other beverage industries; the Company's dependence on certain executive officers; and changes in environmental and other government regulations. The Company operates in a very competitive environment in which new risk factors can emerge from time to time. It is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's long-term debt instruments are subject to fixed interest rates and, in addition, the amount of principal to be repaid at maturity is also fixed. Therefore, the Company is not subject to market risk from its debt instruments. Less than 1% of the Company's sales are denominated in currencies other than the U.S. dollar, and the Company does not believe its total exposure to be significant.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         On February 17, 2000, Owens commenced an action against Anchor and certain of its affiliates, including Consumers and GGC, L.L.C., in the United States District Court for the Southern District of New York. Owens alleges violations of the Technical Assistance and Licensing Agreement ("TALA") and its resulting termination. Owens is seeking various forms of relief including (1) a permanent injunction restraining Anchor and its affiliates from infringing Owens' patents and using or disclosing Owens' trade secrets and (2) damages for breaches of the TALA.

         Anchor and its affiliates filed a demand for arbitration with the American Arbitration Association on February 24, 2000. On March 15, 2000, the Court ruled that the dispute as to whether there was a valid termination of the TALA is subject to arbitration. On March 31, 2000, Owens submitted its answer and counterclaims in the arbitration. Owens has asserted the position that (i) the Court referred to arbitration only the question whether there was a valid termination of the TALA and (ii) certain of Owens' claims are not arbitrable.

         On April 14, 2000, Owens and Anchor and certain of its affiliates consented to the entry of an order by the Court which requires compliance with the TALA until further order of the Court. In addition, the order requires Anchor and its affiliates to inventory all equipment, other technology and documents subject to the TALA and certify to the Court periodically that all royalties have been paid and no unauthorized technology transfer has occurred. In compliance with the order, Consumers' Italian subsidiary ceased using the disputed technology.

         The Company believes that it has meritorious defenses to the claims in the action and counterclaim in the arbitration and intends to conduct a vigorous defense. An unfavorable outcome in this matter could have a material and adverse effect on the Company's business prospects and financial condition. In addition, even if the ultimate outcome of the matter were resolved in favor of the Company, the litigation and arbitration may involve considerable cost, which could be material, and could divert the efforts of management.

Item 2.  Changes in Securities and Use of Proceeds.

                  None

Item 3.  Defaults Upon Senior Securities

                  None

Item 4.  Submission of Matters to a Vote of Security Holders.

                  None

Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

         a.       Exhibits

                  27       Financial Data Schedule

         b.       Reports on Form 8-K

                  Current Report on Form 8-K dated February 17, 2000 (filed April 4, 2000) reporting an action commenced against the Company and certain of its affiliates by Owens alleging violations of the TALA.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CONSUMERS U.S., INC.



Date:  May 15, 2000                 By /s/ C. Kent May
                                    --------------------------------------------
                                    C. Kent May
                                    Secretary