Form 10-Q
period 2000-09-30
CONSUMERS US INC
filed 2000-11-14
CIK 1041195

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

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

         All voting and non-voting stock of the registrant is held by an affiliate of the registrant. Number of shares outstanding of each class of common stock at November 14, 2000:
                 Common Stock, $.01 par value, 17,000,100 shares

                                     1 of 15

================================================================================

                              CONSUMERS U.S., INC.

                                    FORM 10-Q

                For the Quarterly Period Ended September 30, 2000

                                      INDEX


                                                                                           Page No.
                                                                                           --------
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements:

              Condensed Consolidated Statements of Operations and Comprehensive Income -
                  Three and Nine Months Ended September 30, 2000 and 1999                       3

              Condensed Consolidated Balance Sheets -
                  September 30, 2000 and December 31, 1999                                      4

              Condensed Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 2000 and 1999                                 5

              Notes to Condensed Consolidated Financial Statements                              6

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                       9

         Item 3.  Quantitative and Qualitative Disclosures About
                      Market Risk                                                              13

PART II - OTHER INFORMATION                                                                    13

SIGNATURES                                                                                     15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              CONSUMERS U.S., INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                  Nine Months Ended               Three Months Ended
                                                    September 30,                    September 30,
                                              -------------------------       -------------------------
                                                2000             1999            2000            1999
                                              ---------       ---------       ---------       ---------
Net sales                                     $ 492,712       $ 486,687       $ 163,729       $ 170,105

Costs and expenses:
     Cost of products sold                      453,487         448,465         150,635         156,782
     Selling and administrative expenses         22,806          20,820           7,229           6,939
     Litigation settlement                        2,300              --           2,300              --

Income from operations                           14,119          17,402           3,565           6,384

Other income, net                                 6,293             150              11             337

Interest expense                                (22,169)        (20,485)         (7,783)         (6,626)
                                              ---------       ---------       ---------       ---------
Income (loss) before preferred stock
     dividends of subsidiary                     (1,757)         (2,933)         (4,207)             95

Preferred stock dividends of subsidiary          (4,188)         (4,187)         (1,412)         (1,411)
                                              ---------       ---------       ---------       ---------

Loss before minority interest                    (5,945)         (7,120)         (5,619)         (1,316)

Minority interest                                    --           3,533              --           3,533
                                              ---------       ---------       ---------       ---------

Net income (loss)                             $  (5,945)      $  (3,587)      $  (5,619)      $   2,217
                                              =========       =========       =========       =========

Comprehensive income (loss)                   $  (5,945)      $  (3,587)      $  (5,619)      $   2,217
                                              =========       =========       =========       =========

See Notes to Condensed Consolidated Financial Statements.

                              CONSUMERS U.S., INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                September 30, 2000    December 31, 1999
                                                                    (unaudited)
                                                                ------------------    -----------------
ASSETS
Current assets:
      Cash and cash equivalents                                      $   1,228             $   5,278
      Accounts receivable                                               64,895                53,556
      Inventories:
          Raw materials and manufacturing supplies                      23,798                24,415
          Finished products                                             95,718                82,562
      Other current assets                                              10,172                 7,603
                                                                     ---------             ---------
               Total current assets                                    195,811               173,414

Property, plant and equipment, net                                     299,384               320,001
Other assets                                                            29,113                29,545
Advance to affiliate                                                    17,648                17,571
Strategic alliances with customers                                       7,529                11,089
Goodwill                                                                47,864                50,096
                                                                     ---------             ---------
                                                                     $ 597,349             $ 601,716
                                                                     =========             =========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
      Revolving credit facility                                      $  37,605             $  40,895
      Current maturities of long-term debt                               1,946                 2,029
      Accounts payable                                                  49,502                48,729
      Accrued expenses                                                  36,281                38,058
      Accrued interest                                                   8,961                 5,953
      Accrued compensation and employee benefits                        25,979                23,895
                                                                     ---------             ---------
               Total current liabilities                               160,274               159,559

Long-term debt                                                         208,926               210,208
Long-term pension liabilities                                           27,935                24,569
Long-term post-retirement liabilities                                   58,842                59,464
Other long-term liabilities                                             30,333                35,120
                                                                     ---------             ---------
                                                                       326,036               329,361
Commitments and contingencies

Redeemable preferred stock of subsidiary                                75,018                70,830
                                                                     ---------             ---------

Minority interest                                                        6,460                 6,460
                                                                     ---------             ---------
Stockholder's equity:
      Common stock                                                         170                   170
      Capital in excess of par value                                    88,630                88,630
      Accumulated deficit                                              (59,239)              (53,294)
                                                                     ---------             ---------
                                                                        29,561                35,506
                                                                     ---------             ---------
                                                                     $ 597,349             $ 601,716
                                                                     =========             =========

See Notes to Condensed Consolidated Financial Statements.

                              CONSUMERS U.S., INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                          Nine Months Ended September 30,
                                                                          -------------------------------
                                                                             2000                 1999
                                                                          ----------            ---------
Cash flows from operating activities:
    Net loss                                                               $ (5,945)            $ (3,587)
    Adjustments to reconcile net income (loss) to cash provided by operating activities:
           Depreciation and amortization                                     42,474               42,108
           Gain on sale of property, plant and equipment                     (4,138)                  --
           Litigation settlement                                              2,300                   --
           Dividends accrued on preferred stock of subsidiary                 4,188                4,187
           Minority interest                                                     --               (3,533)
           Other                                                               (222)                  16
    Decrease in cash resulting from changes in
       assets and liabilities                                               (20,201)              (2,888)
                                                                           --------             --------
                                                                             18,456               36,303
Cash flows from investing activities:
    Expenditures for property, plant and equipment                          (28,372)             (32,920)
    Deposit of sale proceeds into escrow account                            (10,000)                  --
    Withdrawal of funds from escrow account                                  18,267                   --
    Proceeds from the sale of property, plant and
       equipment                                                              8,069                  193
    Stock in Parent, held for Pension Fund, pending
       government approval                                                       --               (3,000)
    Payments of strategic alliances with customers                           (2,750)              (2,000)
    Other                                                                    (2,164)                (912)
                                                                           --------             --------
                                                                            (16,950)             (38,639)
Cash flows from financing activities:
    Principal payments of long-term debt                                     (1,488)                (671)
    Net repayments on revolving credit facility                              (3,290)              (8,655)
    Sale of note receivable                                                      --               11,200
    Other, primarily financing fees                                            (778)                (137)
                                                                           --------             --------
                                                                             (5,556)               1,737
Cash and equivalents:
    Decrease in cash and cash equivalents                                    (4,050)                (599)
    Balance, beginning of period                                              5,278                4,106
                                                                           --------             --------
    Balance, end of period                                                 $  1,228             $  3,507
                                                                           ========             ========
Supplemental disclosure of cash flow information:
    Interest payments, net                                                 $ 19,161             $ 17,117
                                                                           ========             ========

See Notes to Condensed Consolidated Financial Statements.

                              CONSUMERS U.S., INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - MANAGEMENT'S RESPONSIBILITY

         In the opinion of Management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2000 and the results of operations and cash flows for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999.

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

         Certain reclassifications have been made to prior year financial statements to be consistent with the current year presentation.

NOTE 2 - ORGANIZATION OF THE COMPANY

         Consumers U.S., Inc. ("Consumers U.S."), a wholly-owned subsidiary Consumers International Inc., which is a wholly-owned subsidiary of Consumers Packaging Inc. ("Consumers"), was formed in January 1997 to hold an investment in Anchor Glass Container Corporation ("Anchor") which acquired certain assets and assumed certain liabilities of the former Anchor Glass Container Corporation ("Old Anchor"), which was subsequently liquidated in a proceeding under Chapter 11 of the United States Bankruptcy Code of 1978, as amended.

         On February 5, 1997, pursuant to an Asset Purchase Agreement dated December 18, 1996, as amended (the "Asset Purchase Agreement"), among Consumers, Owens-Brockway Glass Container Inc. ("Owens") and Old Anchor, the Company (the rights and obligations of Consumers having been assigned to the Company) and Owens acquired substantially all of the assets, and assumed certain liabilities, of Old Anchor (the "Anchor Acquisition").

         Anchor is part of a group of glass manufacturing companies with Consumers and GGC, L.L.C. ("GGC,") each of which is controlled through G&G Investments, Inc. ("G&G"), the majority owner of Consumers. Anchor currently engages (and intends to expand) in a variety of transactions with Consumers and GGC as a part of its strategy to achieve synergies among the companies. These expected transactions may include bulk purchasing of raw and packaging materials, provision of technical and engineering services, joint utilization of Anchor's mold and repair shops and the consolidation of certain functions such as sales, engineering and management information services.

NOTE 3 - REVOLVING CREDIT FACILITY

         In conjunction with the Anchor Acquisition, Anchor entered into a credit agreement providing for a $110.0 million revolving credit facility (the "Original Credit Facility"). In October 2000, Anchor replaced the Original Credit Facility with a credit facility under a Loan and Security Agreement dated as of October 16, 2000, with Bank of America, National Association, as agent (the "Loan and Security Agreement"), to provide a $100.0 million senior secured revolving credit facility (the "Replacement Credit Facility"). The Replacement Credit Facility enables Anchor to obtain revolving credit loans for working capital purposes and the issuance of letters of credit for its account in an aggregate amount not to exceed $100.0 million. Advances outstanding at any one time cannot exceed an amount equal to the borrowing base as defined in the Loan and Security Agreement.

         Revolving credit loans bear interest at a rate based upon the prime rate or LIBOR rate, plus a variable margin, as defined. Interest is payable monthly. An unused line fee of 0.5% on the unused portion of the facility and letter of credit fees, as defined, are payable monthly. The Replacement Credit Facility expires October 16, 2003.

         Anchor's obligations under the Loan and Security Agreement are secured by a first priority lien on all of Anchor's inventories and accounts receivable and related collateral and a second priority pledge of all of the issued and issuable Series B Preferred Stock of Anchor and 902,615 shares of Anchor's Common Stock. In addition, Anchor's obligations under the Loan and Security Agreement are guaranteed by Consumers U.S., the holder of the outstanding Series B Preferred Stock of Anchor and 902,615 shares of Anchor's Common Stock.

         The Loan and Security Agreement contains certain covenants that restrict Anchor's ability to take various actions, including, subject to specified exceptions, the incurrence of additional indebtedness, the granting of additional liens, the making of investments, the payment of dividends and other restricted payments, mergers, acquisitions, sales of assets and other fundamental corporate changes, capital expenditures, operating lease payments and transactions with affiliates. The Loan and Security Agreement also contains a financial covenant that requires Anchor to maintain a fixed charge coverage ratio.

NOTE 4 - SALE OF CLOSED MANUFACTURING FACILITY

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

NOTE 5-  REDEEMABLE PREFERRED STOCK

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

NOTE 6 - SUBSEQUENT EVENT

         On November 6, 2000, Anchor and its affiliates, including Consumers, reached a settlement concerning all aspects of the Owens dispute (see Part II -
Item 1 - Legal Proceedings). As part of the settlement, the Technical Assistance and License Agreement will be amended and extended through 2005. The amended agreement will cover technology now in place, at the same royalty rate. Upon expiration of the agreement, Anchor and its affiliates, including Consumers, will receive a paid-up license for that technology. Documentation for the amended agreement and mutual releases is expected to be completed by the end of November 2000. Under the settlement, Anchor, Consumers and GGC will pay an aggregate of $5.0 million to Owens. Anchor has estimated its allocation of this settlement to be $2.3 million. This charge has been recorded in the third quarter ended September 30, 2000. Consumers, GGC and another affiliate will receive a refund of $1.213 million of royalties paid previously under protest. The settlement terminates all litigation over the matter, including a federal court suit and an overseas lawsuit, as well as arbitration proceedings.

         On October 13, 2000, certain stockholders of Anchor, specifically Comac Partners, L.P., Comac Endowment Fund, L.P., Comac Opportunities Fund, L.P., Comac International, N.V., Carl Marks Strategic Investments, LP, Carl Marks Strategic Investments II, LP, Varde Partners, L.P., Varde Fund (Cayman) Ltd., Pequod Investments, L.P., Pequod International Ltd., Cerberus Partner L.P. and Cerberus International Ltd.

(collectively, the "Plaintiffs"), commenced a shareholder derivative action against certain of Anchor's directors, officers, Consumers U.S. and certain other related entities in The Court of Chancery of the State of Delaware in and for New Castle County. The action seeks recovery to Anchor, which is named as a party to the action in the capacity of a nominal defendant, for damages Plaintiffs allege Anchor suffered through breach of fiduciary duties, unjust enrichment and usurpation of a corporate opportunity of Anchor. Plaintiffs claim that Anchor has suffered unspecified damages but which are "believed to be in excess of $50 million," and seek judgment, among other things requiring the defendants to pay to Anchor the amounts by which Anchor has been allegedly harmed. The Company believes that it has meritorious defenses to the Plaintiffs' claims in the action and intends to conduct a vigorous defense. The Company has been advised by the other defendants against whom recovery is sought that they likewise believe that they have meritorious defenses to the Plaintiffs' claims and also intend to conduct a vigorous defense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Consumers U.S., Inc. was formed in January 1997 to consummate the Anchor Acquisition. Prior to the Anchor Acquisition, neither Anchor nor the Company had any operations.

 RESULTS OF OPERATIONS

         Net Sales. Net sales for the 2000 third quarter were $163.7 million compared to $170.1 million for the third quarter of 1999, a decrease of $6.4 million, or 3.7%. Net sales for the nine months ended September 30, 2000 were $492.7 million, an increase of $6.0 million or 1.2%, from $486.7 million for the comparable period of 1999. This increase in year to date net sales was principally as a result of the increase in shipment volume, particularly in the beer and tea product lines. Also, this improvement reflects some minor increases in pricing. The decrease in net sales in the 2000 third quarter compared to the same period of 1999 reflects relatively level overall shipments, with a slight change in mix towards lower priced product lines.

         Cost of Products Sold. The Company's cost of products sold in the third quarter and first nine months of 2000 were $150.6 million and $453.5 million, respectively (or 92.2% and 92.1% of net sales), while the cost of products sold for the third quarter of 1999 and first nine months of 1999 were $156.7 million and $448.4 million, respectively (or 92.2% and 92.1% of net sales). This level percentage of cost of products sold principally reflects the benefits of the cost savings strategies that the Company began to implement in prior years and improved margins in the beer and tea product lines. These cost decreases have been offset by increases in other manufacturing costs. The Company experienced significant increases in the cost of natural gas as well as increases in the cost of corrugated packaging material as compared to the same periods of the preceding year. Effective April 1, 1999, Anchor finalized its labor contract with approximately 90% of its hourly personnel. As a result, the Company experienced an increase in hourly labor costs and pension expense beginning in the second quarter of 1999.

         Selling and Administrative Expenses. Selling and administrative expenses for the nine months ended September 30, 2000 were approximately $22.8 million (or 4.6% of net sales), while selling and administrative expenses for the comparable period of 1999 were $20.9 million (or 4.3% of net sales). This increase in selling and administrative expenses, in total dollars and as a percentage of net sales, reflects increased legal costs as a result of the legal proceedings discussed in Part II - Item 1 and higher overall employee related costs.

         Interest Expense. Interest expense for the third quarter of 2000 was approximately $7.8 million compared to $6.6 million in the third quarter of 1999, an increase of 17.5%. Interest expense for the first nine months of 2000 was approximately $22.2 million compared to $20.5 million in the first nine months of 1999, an increase of 8.2%. Interest expense has increased due to higher interest rates, offset by slightly lower average outstanding borrowings under our revolving credit facility during 2000, as compared to 1999.

         Net Income (Loss). As a result of the foregoing, the Company had a loss in the third quarter of 2000 of approximately $5.6 million as compared to net income of approximately $2.2 million in the same period of 1999 and a year to date net loss of approximately $5.9 million compared to a net loss of $3.6 million in the comparable period of 1999. The results of the 2000 first quarter included a gain on sale of the previously closed Houston, Texas glass container manufacturing facility of approximately $4.1 million and a gain of approximately $2.0 million on the sale of certain operating rights related to the Texas facility, both included in Other income, net. Excluding the gains on these sales transactions, the Company would have reported a loss of approximately $12.0 million for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         In the first nine months of 2000, operating activities provided $18.5 million in cash as compared to $36.3 million in the same period of 1999. This decrease in cash provided reflects the improvement in earnings adjusted for changes in working capital items. Accounts receivable at September 30, 2000 increased approximately $11.0 million as compared with the December 1999 year end, primarily reflecting the increased sales. Accounts receivable at September 1999 decreased by approximately $18.1 million from year end 1998 primarily reflecting the receipt of $20.0 million of intercompany receivable balances.

         Cash consumed in investing activities for the first nine months of 2000 and 1999 were $17.0 million and $38.6 million, respectively. Capital expenditures in the nine months ended September 30, 2000 were $28.4 million compared to $32.9 million in the comparable period of 1999. In the first nine months of 2000, the Company applied cash that had been deposited into escrow, as provided for under the terms of the indentures, to fund capital expenditures. These escrowed funds resulted from the proceeds of asset sales in the fourth quarter of 1999 and the first quarter of 2000.

         In conjunction with the Anchor Acquisition, Anchor entered into a credit agreement providing for a $110.0 million revolving credit facility (the "Original Credit Facility"). In October 2000, Anchor replaced the Original Credit Facility with a credit facility under a Loan and Security Agreement dated as of October 16, 2000, with Bank of America, National Association, as agent (the "Loan and Security Agreement"), to provide a $100.0 million senior secured revolving credit facility (the "Replacement Credit Facility"). The Replacement Credit Facility enables Anchor to obtain revolving credit loans for working capital purposes and the issuance of letters of credit for its account in an aggregate amount not to exceed $100.0 million. Advances outstanding at any one time cannot exceed an amount equal to the borrowing base as defined in the Loan and Security Agreement.

         At October 27, 2000, advances outstanding under the Replacement Credit Facility were $49.2 million, borrowing availability was $26.0 million and total outstanding letters of credit on this facility were $11.3 million. Net cash of $5.6 million was used in financing activities in the first nine months of 2000, principally reflecting repayments under the Original Credit Facility.

         Anchor's obligations under the Replacement Credit Facility are secured by a first priority lien on all of Anchor's inventories and accounts receivable and related collateral and a second priority pledge of all of the issued and issuable Series B Preferred Stock of Anchor and 902,615 shares of Anchor's Common Stock. In addition, Anchor's obligations under the Loan and Security Agreement are guaranteed by Consumers U.S., the holder of the outstanding Series B Preferred Stock of Anchor and 902,615 shares of Anchor's Common Stock.

         The Loan and Security Agreement contains certain covenants that restrict Anchor's ability to take various actions, including, subject to specified exceptions, the incurrence of additional indebtedness, the granting of additional liens, the making of investments, the payment of dividends and other restricted payments, mergers, acquisitions, sales of assets and other fundamental corporate changes, capital expenditures, operating lease payments and transactions with affiliates. The Loan and Security Agreement also contains a financial covenant that requires Anchor to maintain a fixed charge coverage ratio.

         In September 1998, G&G Investments, Inc. ("G&G) (acting on behalf of Consumers) entered into an agreement to purchase a controlling interest in a European glass manufacturer and advanced $17.3 million toward that end. This amount was funded by G&G through a loan from Anchor of approximately $17.3 million in September 1998. The funds were obtained through a borrowing under the Original Credit Facility. The loan was evidenced by a promissory note that originally matured in January 1999. This loan was permitted through an amendment to the Intercompany Agreement, which was approved by Anchor's Board of Directors. In connection with Anchor's pledge of the note to Bank of America, National Association, as agent under the Loan and Security Agreement, the original promissory note was replaced by a promissory note (the "Replacement Note"). G&G has provided security against the Replacement Note to Bank of America, National Association, as agent under the Loan and Security Agreement. The maturity date of the Replacement Note is October 31, 2003. Interest on the Replacement Note is payable at the interest rate payable by Anchor on advances under the Loan and Security Agreement plus 1/2% and has been paid through September 2000. A number of issues have arisen and the transaction has not closed. Should the transaction not close, the seller is obligated to return the advance to G&G. G&G has demanded the return of the advance plus interest accrued to date and related costs including costs related to the devaluation of the Deutschemark, and will upon receipt, repay the loan from Anchor. Discussions have been held, but as of this date outstanding issues have not been resolved. In March 2000, G&G commenced an arbitration proceeding in accordance with the terms of the agreement to secure a return of the advance.

         The indentures covering Anchor's $150.0 million aggregate principal amount of 11-1/4% First Mortgage Notes due 2005 (the "First Mortgage Notes") and Anchor's $50.0 million aggregate principal amount of 9 7/8% Senior Notes due 2008 (the "Senior Notes") contain certain covenants that restrict Anchor from taking various actions, including, subject to specified exceptions and limits, the incurrence of additional indebtedness, the granting of additional liens, the making of investments, the payment of dividends and other restricted payments, mergers, acquisitions and other fundamental corporate changes, capital expenditures, asset sales and transactions with affiliates.

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

         The Company expects significant expenditures in 2000, including interest expense on the First Mortgage Notes, the Senior Notes and advances under the Credit Facility, capital expenditures in the range of $28.0 million to $31.0 million, any additional capital expenditures beyond this level will be financed from sources outside the Company and the payment of the $2.3 million litigation settlement as discussed in Part II-Item 1- Legal Proceedings. Anchor announced that it signed an agreement with Anheuser-Busch to provide all the bottles for the Anheuser-Busch Jacksonville, Florida and Cartersville, Georgia breweries, beginning in 2001. To meet the expanded demand from the supply contract, Anchor will invest approximately $18.0 million in new equipment for its Jacksonville plant to increase production efficiency. Of this amount, approximately $8.0 million has been spent. To date, the funding for this project has been provided through the proceeds from the sale of the Houston plant (see below), certain leasing transactions and internal cash flows.
In December 1999, Anchor entered into an agreement with a major lessor for $30.0 million of lease transactions. Under this agreement, Anchor sold, in December 1999, and leased back under a capital lease, equipment located at the Warner Robins facility, for a net selling price of approximately $8.2 million. Anchor is continuing discussions with certain co-lessors identified as part of the $30.0 million transaction for the remaining Jacksonville expansion funding.

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

         Peak needs are in spring and fall at which time working capital borrowings are estimated to be $20.0 million higher than at other times of the year. The Company's principal sources of liquidity through the end of the year are expected to be funds derived from operations, borrowings under the Replacement Credit Facility, proceeds from the sale/leaseback transactions noted above and proceeds from sales of discontinued manufacturing facilities.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Anchor's long-term debt instruments are subject to fixed interest rates and, in addition, the amount of principal to be repaid at maturity is also fixed. Therefore, the Company is not subject to market risk from its long-term debt instruments. Less than 1% of the Company's sales are denominated in currencies other than the U.S. dollar, and the Company does not believe its total exposure to be significant.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         On October 13, 2000, certain stockholders of Anchor, specifically Comac Partners, L.P., Comac Endowment Fund, L.P., Comac Opportunities Fund, L.P., Comac International, N.V., Carl Marks Strategic Investments, LP, Carl Marks Strategic Investments II, LP, Varde Partners, L.P., Varde Fund (Cayman) Ltd., Pequod Investments, L.P., Pequod International Ltd., Cerberus Partner L.P. and Cerberus International Ltd. (collectively, the "Plaintiffs"), commenced a shareholder derivative action against certain of Anchor's directors, officers, Consumers U.S., Inc. (the "Company") and certain other related entities in The Court of Chancery of the State of Delaware in and for New Castle County. The action seeks recovery to Anchor, which is named as a party to the action in the capacity of a nominal defendant, for damages Plaintiffs allege Anchor suffered through breach of fiduciary duties, unjust enrichment and usurpation of a corporate opportunity of Anchor. Plaintiffs claim that Anchor has suffered unspecified damages but which are "believed to be in excess of $50 million," and seek judgment, among other things requiring the defendants to pay to Anchor the amounts by which Anchor has been allegedly harmed. The Company believes that it has meritorious defenses to the Plaintiffs' claims in the action and intends to conduct a vigorous defense. The Company has been advised by the other defendants against whom recovery is sought that they likewise believe that they have meritorious defenses to the Plaintiffs' claims and also intend to conduct a vigorous defense.

         On February 16, 2000, Owens commenced an action against the Company and certain of its affiliates, including Consumers and GGC, L.L.C., in the United States District Court for the Southern District of New York. Owens alleged violations of the Technical Assistance and License Agreement ("TALA") and its resulting termination. Owens is seeking various forms of relief including (1) a permanent injunction restraining the Company and its affiliates from infringing Owens' patents and using or disclosing Owens' trade secrets and (2) damages for breaches of the TALA.

         The Company and its affiliates filed a demand for arbitration with the American Arbitration Association on February 24, 2000. On March 15, 2000, the Court ruled that the dispute as to whether there was a valid termination of the TALA is subject to arbitration. On March 31, 2000, Owens submitted its answer and counterclaims in the arbitration. Owens has asserted the position that (i) the Court referred to arbitration only the question whether there was a valid termination of the TALA and (ii) certain of Owens' claims are not arbitrable. On May 1, 2000, the Company and its affiliates submitted Claimants' Reply to the counterclaim in the arbitration. The hearing on the merits in the arbitration is scheduled to begin in November 2000.

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

         On November 6, 2000, Anchor and its affiliates, including Consumers, reached a settlement concerning all aspects of the Owens dispute. As part of the settlement, the TALA will be amended and extended through 2005. The amended agreement will cover technology now in place, at the same royalty rate. Upon expiration of the agreement, Anchor and its affiliates, including Consumers, will receive a paid-up license for that technology. Documentation for the amended agreement and mutual releases is expected to be completed by the end of November 2000. Under the settlement, Anchor, Consumers and GGC will pay an aggregate of $5.0 million to Owens. Anchor has estimated its allocation of this settlement to be $2.3 million. This charge has been recorded in the third quarter ended September 30, 2000. Consumers, GGC and another affiliate will receive a refund of $1.213 million of royalties paid previously under protest. The settlement terminates all litigation over the matter, including a federal court suit and an overseas lawsuit, as well as arbitration proceedings.

Item 2.  Changes in Securities and Use of Proceeds.
                  None

Item 3.  Defaults Upon Senior Securities
                  None

Item 4.  Submission of Matters to a Vote of Security Holders.
                  None

Item 5.  Other Information
                  None

Item 6.  Exhibits and Reports on Form 8-K

         a.       Exhibits

         10.65 Restated Intercompany Agreement dated as of October 16, 2000 (filed as an exhibit to Anchor's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

         10.66 Consumers U.S., Inc. Guaranty and Pledge Agreement dated as of October 16, 2000 among Consumers U.S., Inc. and Bank America, National Association, as agent (filed as an exhibit to Anchor's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

         27       Financial Data Schedule

         b.       Reports on Form 8-K

                  Current Report on Form 8-K dated October 13, 2000 (filed October 24, 2000) reporting a stockholder derivative action against certain of Anchor's directors, officers and certain related entities commenced by certain stockholders of Anchor. See Note 6 to the Condensed Consolidated Financial Statement and Part II - Item 1. - Legal Proceedings.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               CONSUMERS U.S., INC.


Date: November 14, 2000                        By /s/ C. Kent May
                                               --------------------------
                                               C. Kent May
                                               Secretary