Form 10-Q
period 2001-03-31
CONSUMERS US INC
filed 2001-05-15
CIK 1041195

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number: 333-31363-01
                      ------------------------------------

                              CONSUMERS U.S., INC.
                              --------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                   23-2874087
                --------                                   ----------
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

Yes   [X]    No    [ ].

        All voting and non-voting stock of the registrant is held by an affiliate of the registrant. Number of shares outstanding of each class of common stock at May 14, 2001:
                 Common Stock, $.01 par value, 17,000,100 shares


                                     1 of 16

                              CONSUMERS U.S., INC.

                                    FORM 10-Q

                  For the Quarterly Period Ended March 31, 2001

                                      INDEX

                                                                                           Page No.
                                                                                           --------
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements:

              Condensed Consolidated Statements of Operations and Comprehensive Income -
                  Three Months Ended March 31, 2001 and 2000                                    3

              Condensed Consolidated Balance Sheets -
                  March 31, 2001 and December 31, 2000                                          4

              Condensed Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 2001 and 2000                                    5

              Notes to Condensed Consolidated Financial Statements                              6

         Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                       9

         Item 3.   Quantitative and Qualitative Disclosures About
                      Market Risk                                                              14

PART II - OTHER INFORMATION                                                                    14

SIGNATURES                                                                                     16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              CONSUMERS U.S., INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                      Three Months Ended March 31,
                                                                ---------------------------------------
                                                                       2001                2000
-------------------------------------------------------------------------------------------------------

Net sales                                                            $ 169,370           $ 153,884

Costs and expenses:
       Cost of products sold                                           165,432             143,606
       Selling and administrative expenses                               7,157               7,504

-------------------------------------------------------------------------------------------------------

Income (loss) from operations                                           (3,219)              2,774

Other income, net                                                          273               6,207

Interest expense                                                        (7,636)             (7,151)
                                                                     ---------           ---------

Income (loss) before preferred stock dividends of subsidiary           (10,582)              1,830

Preferred stock dividends of subsidiary                                 (1,399)             (1,380)
                                                                     ---------           ---------

Net income (loss)                                                    $ (11,981)          $     450
                                                                     =========           =========

Other comprehensive loss:
       Net income (loss)                                             $ (11,981)          $     450
       Other comprehensive income (loss):
           Derivative loss                                                 (89)                 --
                                                                     ---------           ---------
Comprehensive income (loss)                                          $ (12,070)          $     450
                                                                     =========           =========

-------------------------------------------------------------------------------------------------------



See Notes to Condensed Consolidated Financial Statements.

                              CONSUMERS U.S., INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


-------------------------------------------------------------------------------------------------------
                                                                March 31, 2001        December 31, 2000
                                                                 (unaudited)
-------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
      Cash and cash equivalents                                    $   3,232              $   4,532
      Accounts receivable                                             83,465                 60,372
      Inventories:
          Raw materials and manufacturing supplies                    20,975                 22,408
          Finished products                                           99,019                103,113
      Other current assets                                             9,148                  9,765
                                                                   ---------              ---------
               Total current assets                                  215,839                200,190

Property, plant and equipment, net                                   282,548                293,724
Other assets                                                          27,563                 28,016
Intangible pension asset                                              25,822                 25,822
Advance to affiliate                                                  17,330                 17,330
Strategic alliances with customers                                    11,559                 12,451
Goodwill                                                              46,379                 47,120
                                                                   ---------              ---------
                                                                   $ 627,037              $ 624,653
                                                                   =========              =========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
  Current liabilities:
      Revolving credit facility                                    $  70,688              $  58,957
      Current maturities of long-term debt                             1,981                  1,937
      Accounts payable                                                55,265                 55,285
      Accrued expenses                                                46,319                 45,848
      Accrued interest                                                 8,671                  5,686
      Accrued compensation and employee benefits                      23,959                 27,104
                                                                   ---------              ---------
               Total current liabilities                             206,883                194,817

Long-term debt                                                       207,951                208,385
Long-term pension liabilities                                         66,029                 65,033
Long-term post-retirement liabilities                                 60,463                 60,107
Other long-term liabilities                                           28,712                 28,730
                                                                   ---------              ---------
                                                                     363,155                362,255
Commitments and contingencies

Redeemable preferred stock of subsidiary                              77,827                 76,428
                                                                   ---------              ---------

Minority interest                                                      6,460                  6,460
                                                                   ---------              ---------

Stockholder's equity (deficit):
      Common stock                                                       170                    170
      Capital in excess of par value                                  88,681                 88,681
      Accumulated deficit                                           (103,139)               (91,158)
      Additional minimum pension liability                           (13,000)               (13,000)
                                                                   ---------              ---------
                                                                     (27,288)               (15,307)
                                                                   ---------              ---------
                                                                   $ 627,037              $ 624,653
                                                                   =========              =========

See Notes to Condensed Consolidated Financial Statements.

                              CONSUMERS U.S., INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                        Three Months Ended March 31,
                                                                     -----------------------------------
                                                                          2001                2000
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income (loss)                                                  $ (11,981)           $     450
    Adjustments to reconcile net income (loss) to
       cash provided by operating activities:
           Depreciation and amortization                                  15,623               14,294
           Gain on sale of property, plant and equipment                      --               (4,107)
           Dividends accrued on preferred stock of subsidiary              1,399                1,380
           Other                                                              --                  116
    Decrease in cash resulting from changes in
       assets and liabilities                                            (13,320)              (9,299)
                                                                       ---------            ---------
                                                                          (8,279)               2,834

--------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Expenditures for property, plant and equipment                       (10,254)             (16,648)
    Deposit of sale proceeds into escrow account                          (7,795)             (10,000)
    Withdrawal of funds from escrow account                                7,795               15,497
    Proceeds from sale of property, plant and equipment                    7,795                8,000
    Payments of strategic alliance with customers                           (870)                (550)
    Other                                                                   (620)                (969)
                                                                       ---------            ---------
                                                                          (3,949)              (4,670)

--------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Principal payments of long-term debt                                    (408)                (450)
    Net draws on revolving credit facility                                11,731                2,637
    Other, primarily financing fees                                         (395)                (390)
                                                                       ---------            ---------
                                                                          10,928                1,797

--------------------------------------------------------------------------------------------------------
Cash and equivalents:
    Decrease in cash and cash equivalents                                 (1,300)                 (39)
    Balance, beginning of period                                           4,532                5,278
                                                                       ---------            ---------
    Balance, end of period                                             $   3,232            $   5,239
                                                                       =========            =========

--------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
    Interest payments, net                                             $   4,065            $   3,998
                                                                       =========            =========


See Notes to Condensed Consolidated Financial Statements.

                              CONSUMERS U.S., INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - MANAGEMENT'S RESPONSIBILITY

         In the opinion of Management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2001 and the results of operations and cash flows for the three months ended March 31, 2001 and 2000.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Financial Statements of Consumers U.S., Inc., consolidated with its majority-owned subsidiary, Anchor Glass Container Corporation ("Anchor"), (together, the "Company") included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the interim periods are not necessarily indicative of the results of the full fiscal year.

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

         On February 5, 1997, pursuant to an Asset Purchase Agreement dated December 18, 1996, as amended, among Consumers, Owens-Brockway Glass Container Inc. ("Owens") and Old Anchor, the Company (the rights and obligations of Consumers having been assigned to the Company) and Owens acquired substantially all of the assets, and assumed certain liabilities, of Old Anchor (the "Anchor Acquisition").

         The Company is part of a group of glass manufacturing companies with Consumers and GGC, L.L.C. ("GGC") each of which is controlled through G&G Investments, Inc. ("G&G"), the majority owner of Consumers. The Company currently engages in a variety of transactions with Consumers and GGC as a part of its strategy to achieve synergies among the companies. These transactions include bulk purchasing of raw and packaging materials, provision of technical and engineering services, joint utilization of the Company's mold and repair shops and the consolidation of certain functions such as sales, engineering and management information services.

NOTE 3 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 - Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137 and SFAS 138 ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative fair values that are designated, effective and qualify as cash flow hedges will be deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings.

         The Company hedges certain of its estimated natural gas purchases, typically over a maximum of six to twelve months, through the purchase of natural gas futures. During the quarter, a gain of approximately $595 was recognized in cost of products sold related to these futures. The Company recorded the fair market value of the outstanding futures, approximately $89, as a liability and accumulated other comprehensive income on the balance sheet as of March 31, 2001.

NOTE 4 - LIQUIDITY

         On February 2, 2001, Consumers, the majority owner of Anchor, announced a suspension of interest payments on its senior notes maturing in 2007 and the senior secured notes of Consumers International Inc. maturing in 2005, until it has reached agreement on restructuring this part of Consumers' capital structure. Further, on March 22, 2001, Consumers announced the appointment of Brent Ballantyne as its Chief Restructuring Officer and Chief Executive Officer. Mr. Ballantyne reports to a committee of the Consumers Board of Directors comprised of independent directors. John Ghaznavi stepped down as Chief Executive Officer of Consumers but remains as Chairman of Consumers and Chairman and Chief Executive Officer of Anchor. On March 31, 2001, Consumers announced the appointment of Graeme Eadie as Chief Financial Officer. Dale Buckwalter stepped down as Chief Financial Officer of Consumers but continues as Chief Financial Officer of Anchor. Consumers has begun discussions with its noteholders regarding a restructuring.

         Management of Anchor is unable to determine what impact this restructuring will have on Anchor, but it may be significant. If a restructuring of Consumers results in Mr. Ghaznavi owning, directly or indirectly, less than 40% of the voting stock of Consumers, this would trigger a "change in control" as defined in the indentures governing Anchor's 11.25% First Mortgage Notes due 2005, aggregate principal amount of $150.0 million (the "First Mortgage Notes") and its 9.875% Senior Notes due 2008, aggregate principal amount of $50.0 million (the "Senior Notes") (the "Indentures"). In addition, G&G and one of its affiliates have pledged common shares of Consumers that they own as collateral for certain indebtedness guaranteed by G&G. If an event of default were to occur on this indebtedness, the lenders would have the right to foreclose on those common shares, which would also trigger a "change in control" as defined in the Indentures. Upon a "change in control" as defined in the Indentures, Anchor would be required to make an offer to repurchase all of the First Mortgage Notes and the Senior Notes at 101% of the outstanding principal amount. Anchor does not have the cash available to make this repurchase offer. The failure to make the offer would result in an event of default that would give the noteholders the right to accelerate the debt resulting in a default under Anchor's credit facility provided by Bank of America. Anchor intends to approach its noteholders regarding a modification of the Indentures, but does not know whether the notes could be restructured in a consensual manner with the noteholders before the occurrence of an event of default. These issues represent significant uncertainties as to the future financial position of Anchor.

         As a result of these uncertainties, the Company's outside auditors rendered a qualified opinion on the Company's financial statements for the year ended December 31, 2000. The failure by Anchor to obtain an unqualified opinion on its financial statements was an event of default under the Loan and Security Agreement dated as of October 16, 2000, with Bank of America, National Association, as agent. Anchor received a waiver from its lenders.

         The Company's results of operations were significantly impacted by the cost of natural gas in the first quarter of 2001. This is a variable cost over which the Company has little control. Significant increases in natural gas or energy costs could materially impact the Company's results of operations or liquidity plans in 2001.

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

NOTE 5 - RELATED PARTY INFORMATION

         During the years 1997, 1998, 1999 and 2000, Anchor participated in bulk purchases of supplies for Anchor and certain of its affiliates, including Consumers, with vendors that were unrelated to Anchor and Consumers. The bulk purchases were negotiated by a sister company to G&G. The sister company received rebates from these unrelated vendors. The rebates attributable to purchases by Anchor totaled $711 over the four-year period. When this practice became known, Anchor took steps to ensure that the practice was discontinued.

         During the year 1997, Anchor participated in bulk purchases of soda ash for Anchor and certain of its affiliates, including Consumers, with vendors that were unrelated to Anchor and Consumers. The bulk purchases were negotiated by a subsidiary of G&G. The subsidiary received rebates from the unrelated vendors. The rebates attributable to purchases by Anchor totaled $547. This practice was discontinued at the end of 1997.

         A special committee of the Board has been appointed to review these transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Net Sales. Net sales for the first quarter of 2001 were $169.4 million compared to $153.9 million for the first quarter of 2000, an increase of $15.5 million, or 10.1% on a volume increase of approximately 13.3%. This increase in net sales dollars was principally as a result of the increase in shipment volume, particularly in the beer product line, primarily associated with the Southeast Agreement (see below). Also, this improvement reflects the natural gas related price recovery program discussed below.

         Cost of Products Sold. The Company's cost of products sold in the first quarter of 2001 was $165.5 million (or 97.7% of net sales), while the cost of products sold for the first quarter of 2000 was $143.6 million (or 93.3% of net sales). This increase in the cost of products sold for the first quarter of 2001 as compared with the first quarter of 2000 principally reflects the increases in net sales noted above. In addition, the Company experienced significant increases in the cost of natural gas as compared to the same period of the preceding year. The escalating prices for natural gas, the principal fuel for manufacturing glass, increased costs by approximately $12.2 million compared to the comparable period of 2000. The high prices in December contributed to the Company's decision to reduce manufacturing production in December 2000. The carryover effect of this decision resulted in approximately $1.0 million of unabsorbed overhead costs, negatively impacting results of operations for the first quarter of 2001. In the second half of 2000, the Company initiated a price recovery program for the escalating natural gas costs incurred. Approximately $8.0 million was recovered through this program in the first quarter of 2001, which is included in net sales.

         Selling and Administrative Expenses. Selling and administrative expenses for the first three months of 2001 were approximately $7.2 million (or 4.2% of net sales), while selling and administrative expenses in the first three months of 2000 were $7.5 million (or 4.9% of net sales).

         Other Income, net. Other income, net decreased to $0.3 million in the current period from $6.2 million in 2000. Other income for three months ended March 31, 2000 included the gain on sale of approximately $6.1 million, of Anchor's previously closed Houston, Texas glass container manufacturing facility and certain related operating rights to Anheuser-Busch, Inc. ("Anheuser-Busch").

         Interest Expense. Interest expense for in the first quarter of 2001 increased approximately $0.5 million over the comparable period of the 2000 due primarily to higher average outstanding borrowings under the Replacement Credit Facility.

         Net Income (Loss). The Company had a net loss in the first quarter of 2001 of approximately $12.0 million as compared to a net income of $0.5 million in the first quarter of 2000. The results of the 2000 first quarter included a gain on sale of the previously closed Houston, Texas glass container manufacturing facility of approximately $4.1 million and a gain of approximately $2.0 million of certain operating rights related to the Texas facility, both included in Other income, net. Excluding these sales transactions, the Company would have reported a loss of approximately $5.7 million in the quarter ended March 31, 2000.

     LIQUIDITY AND CAPITAL RESOURCES

         In the first quarter of 2001, operating activities used $8.3 million in cash as compared to $2.8 million of cash provided in the same period of 2000. This increase in the use of cash reflects the decline in earnings and changes in working capital items. Accounts receivable at March 31, 2001 increased approximately $23.1 million as compared with the December 2000 year end. Inventory levels decreased approximately $5.5 million in 2001. Cash outlays for natural gas purchases in the three months ended March 31, 2001 increased approximately $12.2 million over 2000 levels. In the second half of 2000, the Company initiated a price recovery program for the escalating natural gas costs incurred. Approximately $8.0 million was recovered through this program in the first quarter of 2001.

         Cash consumed in investing activities for the first three months of 2001 and 2000 were $3.9 million and $4.7 million, respectively. Capital expenditures in the 2001 first quarter were $10.3 million compared to $16.6 million in the same quarter of 2000. In the first quarters of 2001 and 2000, Anchor applied cash that had been deposited into escrow, as provided for under the terms of the indentures, to fund capital expenditures. These escrowed funds resulted from the proceeds of asset sales in the first quarter of 2001 and the fourth quarter of 1999.

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

         At May 9, 2001, advances outstanding under the Replacement Credit Facility were $73.2 million, borrowing availability was $11.9 million and total outstanding letters of credit on this facility were $10.6 million. Net cash of $10.9 million was provided in financing activities in the 2001 first quarter, principally reflecting borrowings under the Replacement Credit Facility.

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

         On February 2, 2001, Consumers, the majority owner of Anchor, announced a suspension of interest payments on its senior notes maturing in 2007 and its senior secured notes of Consumers International, Inc. maturing in 2005, until it has reached agreement on restructuring this part of Consumers' capital structure. Further, on March 22, 2001, Consumers announced the appointment of Brent Ballantyne as its Chief Restructuring Officer and Chief Executive Officer. Mr. Ballantyne reports to a committee of the Consumers Board of Directors comprised of independent directors. John Ghaznavi stepped down as Chief Executive Officer of Consumers but remains as Chairman of Consumers and Chairman and Chief Executive Officer of Anchor. On March 31, 2001, Consumers announced the appointment of Graeme Eadie as Chief Financial Officer. Dale Buckwalter stepped down as Chief Financial Officer of Consumers but continues as Chief Financial Officer of Anchor. Consumers has begun discussions with its noteholders regarding a restructuring.

         Management of Anchor is unable to determine what impact this restructuring will have on Anchor, but it may be significant. If a restructuring of Consumers results in Mr. Ghaznavi owning, directly or indirectly, less than 40% of the voting stock of Consumers, this would trigger a "change in control" as defined in the indentures governing Anchor's First Mortgage Notes and Senior Notes ("Indentures"). In addition, G&G and one of its affiliates have pledged common shares of Consumers that they own as collateral for certain indebtedness guaranteed by G&G. If an event of default were to occur on this indebtedness, the lenders would have the right to foreclose on those common shares, which would also trigger a "change in control" as defined in the Indentures. Upon a "change of control" as defined in the Indentures, Anchor would be required to make an offer to repurchase all of the First Mortgage Notes and the Senior Notes at 101% of the outstanding principal amount. Anchor does not have the cash available to make this repurchase offer. The failure to make the offer would result in an event of default that would give the noteholders the right to accelerate the debt resulting in a default under Anchor's Replacement Credit Facility. Anchor intends to approach its noteholders regarding a modification of the Indentures but does not know whether the notes could be restructured in a consensual manner with the noteholders before the occurrence of an event of default. These issues represent significant uncertainties as to the future financial position of Anchor.

         As a result of these uncertainties, the Company's outside auditors have rendered a qualified opinion on the Company's financial statements for the year ended December 31, 2000. The failure by the Company to obtain an unqualified opinion on its financial statements was an event of default under the Loan and Security Agreement, for which Anchor received a waiver.

         G&G, Consumers and their affiliates owe Anchor approximately $23.5 million, in addition to the advance to affiliate receivable of approximately $17.3 million, while Anchor owes G&G, Consumers and their affiliates approximately $11.6 million (of which approximately $9.5 million relates to the allocation of the write-off of certain software costs and is the subject of litigation. See Part II Item 1. Legal Proceedings.) Although Anchor does not expect the restructuring to adversely affect operations at Anchor, there can be no assurance that vendors and customers who do business with both Anchor and Consumers will continue to do so. The impact on Anchor of the financial restructuring by Consumers cannot be determined at this time and may negatively impact the liquidity and capital resources of the Company.

         In 2000, Anchor signed an agreement with Anheuser-Busch to provide all the bottles for the Anheuser-Busch Jacksonville, Florida and Cartersville, Georgia breweries, beginning in 2001 (the "Southeast Agreement"). To meet the expanded demand from the supply contract, Anchor invested approximately $18.0 million in new equipment in 2000 for its Jacksonville plant to increase production efficiency. To date, the funding for this project has been provided through the proceeds from the sale of the Houston plant (as discussed above), certain leasing transactions and internal cash flows. In December 1999, Anchor entered into an agreement with a major lessor for $30.0 million of lease transactions. Under this agreement, in December 2000, March 2001 and April 2001, Anchor financed approximately $4.2 million, $7.8 million and $5.4 million, respectively, of the expansion through sale leaseback arrangements and in December 1999 sold and leased back under a capital lease, equipment located at the Warner Robins, Georgia facility, for a net selling price of approximately $8.2 million.

         In September 1998, G&G entered into an agreement to purchase a controlling interest in a European glass manufacturer and advanced approximately $17.3 million toward that end. This amount was funded by G&G through a loan from Anchor of approximately $17.3 million in September 1998. The funds were obtained through a borrowing under the Original Credit Facility. The loan was evidenced by a promissory note that originally matured in January 1999. There is a disagreement among the Anchor directors as to the propriety of the extension of the original maturity date of the promissory note beyond January 1999. See Part II - Item 1. Legal Proceedings. The transaction has not closed. Should the transaction not close, the seller is obligated to return the advance to G&G. G&G has demanded the return of the advance plus interest accrued to date and related costs including the devaluation of the Deutschemark. Discussions have been held, but as of this date outstanding issues have not been resolved. In March 2000, G&G commenced an arbitration proceeding in accordance with the terms of the agreement to secure a return of the advance. A hearing is scheduled for June 2001. In connection with the pledge of the note to Bank of America, National Association, as agent under the Loan and Security Agreement, the original promissory note was replaced by a new promissory note (the "Replacement Note"). G&G has provided security against the Replacement Note to Bank of America, National Association, as agent under the Loan and Security Agreement. The maturity date of the Replacement Note is October 31, 2003. Interest on the Replacement Note is payable at the interest rate payable by Anchor on advances under the Loan and Security Agreement plus 0.5% and has been paid through September 2000. Unpaid interest of $457,000 and $391,000 is due for the quarters ended December 31, 2000 and March 31, 2001, respectively. Various rights, including the right to enforce the obligations under the Replacement Note were assigned to

Bank of America, National Association. Any property received by G&G in respect of the arbitration proceeding has been pledged to Bank of America, National Association, and will be used to repay outstanding borrowings under the Loan and Security Agreement. There is a disagreement among the Anchor directors as to the propriety of the assignment of those rights, the pledge of those proceeds and the replacement of the original promissory note with the Replacement Note. See
Part II - Item 1. Legal Proceedings.

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

         The Company expects significant expenditures in 2001, including interest expense on the First Mortgage Notes, the Senior Notes and advances under the Replacement Credit Facility, capital expenditures of approximately $40.0 million and payment of the $2.9 million litigation settlement as discussed in Part II - Item 1. Legal Proceedings. In addition, the Company anticipates purchases of natural gas at significantly higher prices during 2001 and estimates that its cash outlays for purchases of natural gas, based on current natural gas prices, will increase by approximately $19.0 million over 2000 levels. The Company expects to partially offset this impact through the cost recovery program implemented in 2000. Peak needs are in spring and fall at which time working capital borrowings are estimated to be $20.0 million higher than at other times of the year.

         The Company's results of operations were significantly impacted by the cost of natural gas in the first quarter of 2001. This is a variable cost over which the Company has little control. Significant increases in natural gas or energy costs could materially impact the Company's results of operations or liquidity plans in 2001.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Replacement Credit Facility is subject to variable interest rates. A change in interest rates could have an impact on results of operations. The Company's long-term debt instruments are subject to fixed interest rates and, in addition, the amount of principal to be repaid at maturity is also fixed. Therefore, the Company is not subject to market risk from its long-term debt instruments. Less than 1% of the Company's sales are denominated in currencies other than the U.S. dollar, and the Company does not believe its total exposure to be significant.

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

         On November 6, 2000, Anchor and its affiliates, including Consumers, reached a settlement concerning all aspects of the Owens dispute. As part of the settlement, Owens will grant Anchor and its affiliates a limited license through 2005. The limited license will cover technology in place during the term of the TALA, at the same royalty rate as in the TALA. Upon expiration of the limited license, Anchor and its affiliates, including Consumers, will receive a paid-up license for that technology. Documentation for the settlement (including mutual releases) and the limited license agreement is being negotiated. Implementation of the settlement has not been finalized as the parties have not reached agreement upon all of the terms of the definitive documentation. The Company intends to continue its efforts to complete the settlement process. Under the settlement, Anchor, Consumers and GGC will pay an aggregate of $5.0 million to Owens. Anchor estimated its allocation of this settlement to be $2.9 million, based on sales and machine installations. Consumers, GGC and another affiliate will receive a refund of $1.2 million, in the aggregate, of royalties paid previously under protest. Consummation of the settlement will terminate all litigation over the matter, including the federal court suit and an overseas lawsuit, as well as arbitration proceedings.

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

                  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None

ITEM 5.  OTHER INFORMATION.

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a.   Exhibits

                  None

         b.   Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CONSUMERS U.S., INC.


Date:  May 15, 2001                       By /s/ C. Kent May
                                          -------------------------------
                                          C. Kent May
                                          Secretary