Form 10-Q
period 2001-06-30
CONSUMERS US INC
filed 2001-08-20
CIK 1041195

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

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

                                      None
--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No  [ ]

  All voting and non-voting stock of the registrant is held by an affiliate of the registrant. Number of shares outstanding of each class of common stock at August 14, 2001: Common Stock, $.01 par value, 17,000,100 shares

                              CONSUMERS U.S., INC.

                                    FORM 10-Q

                  For the Quarterly Period Ended June 30, 2001


                                      INDEX

                                                                                                    Page No.
                                                                                                    --------
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements:

              Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) -
                  Six and Three Months Ended June 30, 2001 and 2000                                     3

              Condensed Consolidated Balance Sheets -
                  June 30, 2001 and December 31, 2000                                                   4

              Condensed Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 2001 and 2000                                               5

              Notes to Condensed Consolidated Financial Statements                                      6

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                              10

         Item 3.  Quantitative and Qualitative Disclosures About
                      Market Risk                                                                      16

PART II - OTHER INFORMATION                                                                            17

SIGNATURES                                                                                             19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              CONSUMERS U.S., INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       Six Months Ended                     Three Months Ended
                                                           June 30,                               June 30,
                                                 -----------------------------         -----------------------------
                                                    2001              2000               2001                2000
                                                 ----------         ----------         ----------         ----------
Net sales                                        $  349,340         $  328,983         $  179,970         $  175,099

Costs and expenses:
     Cost of products sold                          328,737            302,852            163,305            159,246
     Selling and administrative expenses             14,094             15,577              6,937              8,073
     Provision for related party accounts            19,500                 --             19,500                 --

Income (loss) from operations                       (12,991)            10,554             (9,772)             7,780

Other income, net                                       353              7,177                 80                535

Interest expense                                    (14,926)           (15,281)            (7,290)            (7,695)
                                                 ----------         ----------         ----------         ----------

Income (loss) before preferred stock
     dividends of subsidiary and
     minority interest                              (27,564)             2,450            (16,982)               620

Preferred stock dividends of subsidiary              (2,799)            (2,776)            (1,400)            (1,396)
                                                 ----------         ----------         ----------         ----------

Loss before minority interest                       (30,363)              (326)           (18,382)              (776)

Minority interest                                     2,998                 --              2,998                 --
                                                 ----------         ----------         ----------         ----------

Net loss                                         $  (27,365)        $     (326)        $  (15,384)        $     (776)
                                                 ==========         ==========         ==========         ==========

Other comprehensive income (loss):
     Net loss                                    $  (27,365)        $     (326)        $  (15,384)        $     (776)
     Other comprehensive income (loss):
       Derivative loss                               (1,155)                --             (1,155)                --
                                                 ----------         ----------         ----------         ----------
Comprehensive loss                               $  (28,520)        $     (326)        $  (16,539)        $     (776)
                                                 ==========         ==========         ==========         ==========


See Notes to Condensed Consolidated Financial Statements.

                              CONSUMERS U.S., INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                            June 30,
                                                              2001              December 31,
                                                          (unaudited)              2000
                                                          ------------         ------------
ASSETS
Current assets:
      Cash and cash equivalents                           $      5,676         $      4,532
      Accounts receivable                                       56,330               60,372
      Inventories:
          Raw materials and manufacturing supplies              21,896               22,408
          Finished products                                     88,861              103,113
      Other current assets                                       7,062                9,765
                                                          ------------         ------------
               Total current assets                            179,825              200,190

Property, plant and equipment, net                             272,175              293,724
Other assets                                                    25,522               28,016
Intangible pension asset                                        25,822               25,822
Advance to affiliate                                            17,449               17,330
Strategic alliances with customers                              10,515               12,451
Goodwill                                                        45,632               47,120
                                                          ------------         ------------
                                                          $    576,940         $    624,653
                                                          ============         ============

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
  Current liabilities:
      Revolving credit facility                           $     69,691         $     58,957
      Current maturities of long-term debt                       2,027                1,937
      Accounts payable                                          39,285               55,285
      Accrued expenses                                          34,825               45,848
      Accrued interest                                           5,686                5,686
      Accrued compensation and employee benefits                23,189               27,104
                                                          ------------         ------------
               Total current liabilities                       174,703              194,817

Long-term debt                                                 207,385              208,385
Long-term pension liabilities                                   67,026               65,033
Long-term post-retirement liabilities                           60,998               60,107
Other long-term liabilities                                     27,966               28,730
                                                          ------------         ------------
                                                               363,375              362,255
Commitments and contingencies

Redeemable preferred stock of subsidiary                        79,227               76,428
                                                          ------------         ------------

Minority interest                                                3,462                6,460
                                                          ------------         ------------

Stockholder's equity (deficit):
      Common stock                                                 170                  170
      Capital in excess of par value                            88,681               88,681
      Accumulated deficit                                     (118,523)             (91,158)
      Accumulated other comprehensive loss                     (14,155)             (13,000)
                                                          ------------         ------------
                                                               (43,827)             (15,307)
                                                          ------------         ------------
                                                          $    576,940         $    624,653
                                                          ============         ============

See Notes to Condensed Consolidated Financial Statements.

                              CONSUMERS U.S., INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                       Six Months Ended June 30,
                                                                     -----------------------------
                                                                        2001               2000
                                                                     ----------         ----------
Cash flows from operating activities:
    Net loss                                                         $  (27,365)        $     (326)
    Adjustments to reconcile net loss to
       cash provided by (used in) operating activities:
           Depreciation and amortization                                 30,084             28,179
           Provision for related party accounts                          19,500                 --
           Gain on sale of property, plant and equipment                   (270)            (4,139)
           Dividends accrued on preferred stock of subsidiary             2,799              2,776
           Minority interest                                             (2,998)                --
           Other                                                           (332)               (32)
    Decrease in cash resulting from changes in
       assets and liabilities                                           (22,745)           (24,727)
                                                                     ----------         ----------
                                                                         (1,327)             1,731
Cash flows from investing activities:
    Expenditures for property, plant and equipment                      (17,882)           (24,805)
    Deposit of sale proceeds into escrow account                        (13,348)           (10,000)
    Withdrawal of funds from escrow account                              13,348             18,267
    Proceeds from sale of property, plant and equipment                  13,512              8,066
    Payments for strategic alliances with customers                      (1,136)            (1,775)
    Other                                                                (1,074)            (1,758)
                                                                     ----------         ----------
                                                                         (6,580)           (12,005)

Cash flows from financing activities:
    Principal payments of long-term debt                                   (946)            (1,022)
    Net draws on revolving credit facility                               10,734              7,454
    Other, primarily financing fees                                        (737)              (570)
                                                                     ----------         ----------
                                                                          9,051              5,862

Cash and equivalents:
    Increase (decrease) in cash and cash equivalents                      1,144             (4,412)
    Balance, beginning of period                                          4,532              5,278
                                                                     ----------         ----------
    Balance, end of period                                           $    5,676         $      866
                                                                     ==========         ==========

Supplemental disclosure of cash flow information:
    Interest payments, net                                           $   13,754         $   14,132
                                                                     ==========         ==========

See Notes to Condensed Consolidated Financial Statements.

                              CONSUMERS U.S., INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

NOTE 1 - MANAGEMENT'S RESPONSIBILITY

         In the opinion of Management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2001 and the results of operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Financial Statements of Consumers U.S., Inc. ("Consumers U.S."), consolidated with its majority-owned subsidiary, Anchor Glass Container Corporation ("Anchor"), (together, the "Company") included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the interim periods are not necessarily indicative of the results of the full fiscal year.

         Certain reclassifications have been made to prior year financial statements to be consistent with the current year presentation.

NOTE 2 - ORGANIZATION OF THE COMPANY

         Consumers U.S., a wholly-owned subsidiary Consumers International Inc., which is a wholly-owned subsidiary of Consumers Packaging Inc. ("Consumers"), was formed in January 1997 to hold an investment in Anchor. See Note 5 - Liquidity - Subsequent Events.

         On February 5, 1997, pursuant to an Asset Purchase Agreement dated December 18, 1996, as amended, among Consumers, Owens-Brockway Glass Container Inc. ("Owens") and the former Anchor Glass Container Corporation ("Old Anchor"), the Company (the rights and obligations of Consumers having been assigned to the Company) and Owens acquired substantially all of the assets, and assumed certain liabilities, of Old Anchor (the "Anchor Acquisition"). Old Anchor was subsequently liquidated in a proceeding under Chapter 11 of the United States Bankruptcy Code of 1978, as amended.

         The Company is part of a group of glass manufacturing companies with Consumers and GGC, L.L.C. ("GGC") each of which is controlled through G&G Investments, Inc. ("G&G"), the majority owner of Consumers. See Note 5 - Liquidity - Subsequent Events. The Company engages in a variety of transactions with Consumers and GGC. These transactions include bulk purchasing of raw and packaging materials, provision of technical and engineering services, joint utilization of the Company's mold and repair shops and the consolidation of certain functions such as sales, engineering and management information services. See Note 4 - Related Party Information.

         During the quarter ended June 30, 2001, certain Anchor warrant holders exercised 808,740 warrants to purchase common stock of Anchor. This resulted in the increase in the percentage of minority interest from 58.2% at the beginning of the quarter to 69.6% at June 30, 2001, based on outstanding common stock of Anchor. Consumers U.S. would continue to own approximately 59.5% of Anchor's equity on a fully diluted basis, giving effect to the exercise of all warrants and the conversion of Anchor's convertible preferred stock. As a result of the exercise of warrants in 2001, the Company recorded a dilution gain of approximately $2,998 for the six months ended June 30, 2001.

NOTE 3 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 - Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137 and

SFAS 138 ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative fair values that are designated, effective and qualify as cash flow hedges will be deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. For derivative instruments that do not qualify as cash flow hedges, SFAS 133 requires that changes in the derivative fair values be recognized in earnings in the period of change.

         The Company hedges certain of its estimated natural gas purchases, typically over a maximum of six to twelve months, through the purchase of natural gas futures. During the first half of 2001, a loss of approximately $971 was recognized in cost of products sold related to these futures. The Company recorded the fair market value of the outstanding futures, approximately $1,155, as a liability and accumulated other comprehensive income on the balance sheet as of June 30, 2001. In the quarter ended June 30, 2001, the Company entered into put options for purchases of natural gas. These put options do not qualify as an effective cash flow hedge for natural gas purchases. As a result of these contracts, the Company recognized a derivative loss of $172 in the second quarter of 2001.

NOTE 4 - RELATED PARTY INFORMATION

         At June 30, 2001, G&G, Consumers and their affiliates owe Anchor approximately $27,000, in addition to the advance to affiliate receivable of approximately $17,300, while Anchor owes G&G, Consumers and their affiliates approximately $11,400 (of which approximately $9,700 relates to the allocation of the write-off of certain software costs and is the subject of litigation. See
Part II Item 1. Legal Proceedings.) Additionally, Anchor holds an investment in 1,842,000 common shares of Consumers.

         As a result of the Consumers announcement to sell substantially all of its Canadian glass producing assets to Owens-Illinois, Inc. ("O-I"), see Note 5
- Liquidity - Subsequent Events, Anchor recorded a charge to earnings during the quarter ended June 30, 2001, of $19,500 ($26,258 receivables and $1,842 investment in common shares of Consumers, net of $8,600 payables). This amount is recorded as a provision for related party accounts on the condensed statement of operations. Although Anchor has recorded this reserve, it is actively pursuing collection of its receivables and, accordingly, has filed a proof of claim against the Consumers filing under the Companies' Creditors Arrangement Act ("CCAA").

         In 2000 and 1999, in connection with the management agreement with G&G, Anchor accrued $250 and $296, respectively, for out-of-pocket costs associated with the agreement. No costs have been accrued in 2001.

         In September 1998, G&G entered into an agreement to purchase a controlling interest in a European glass manufacturer and advanced approximately $17,300 toward that end. This amount was funded by G&G through a loan from Anchor to G&G of approximately $17,300 in September 1998 (the "G&G Loan"). The funds for the G&G Loan were obtained through a borrowing under Anchor's Original Credit Facility. The G&G Loan was evidenced by a promissory note that originally matured in January 1999. There is a disagreement among the Anchor directors as to the propriety of the extension of the original maturity date for the G&G Loan beyond January 1999. See Part II - Item 1. Legal Proceedings. The transaction to purchase a controlling interest in the European glass manufacturer has not closed. Should the transaction not close, the seller is obligated to return the advance to G&G. G&G has demanded the return of the advance plus interest accrued to date and related costs including the devaluation of the Deutschemark. Discussions have been held, but as of this date outstanding issues have not been resolved. In March 2000, G&G commenced an arbitration proceeding against the seller of the European glass manufacturer in accordance with the terms of the agreement to secure a return of the advance. A hearing was held in June 2001, with a follow-up hearing scheduled for August 2001. No decision has been rendered and the outcome of this proceeding is uncertain. In connection with the pledge by Anchor of the note issued pursuant to the G&G Loan to Bank of America, National Association, as agent under the Anchor Loan and Security Agreement, the original promissory note issued pursuant to the G&G Loan was replaced by a new promissory note (the "Replacement Note"). G&G has provided security against the Replacement Note to Bank of America, National Association, as agent under the Loan and Security Agreement. The maturity date of the Replacement Note is October 31, 2003. Interest on the Replacement Note is payable at the interest rate payable by Anchor on advances under the Loan and Security Agreement plus 0.5% and has been paid through September 2000. Unpaid interest of $1,086 is due for the period October 1, 2000 through June 30, 2001. Various rights, including the right to enforce the obligations under the Replacement Note were assigned by Anchor to Bank of America, National Association. Any property received by G&G in respect of the arbitration proceeding has been pledged by G&G to Bank of America, National Association, and will be used to repay outstanding borrowings under the Loan and Security Agreement. There is a disagreement among the Anchor directors as to the propriety of the assignment of those rights, the pledge of those proceeds and the replacement of the original promissory note with the Replacement Note. See
Part II - Item 1. Legal Proceedings.

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

         A special committee of the Board of Anchor has been appointed to review these transactions and has held several meetings since its appointment.

NOTE 5 - LIQUIDITY

Anchor

         Certain events described below may result in Anchor having to make a purchase offer for approximately $200 million of indebtedness, which Anchor may not be able to fund. In such event, Anchor may be in default under such debt obligations and other obligations that would be cross-defaulted. Consumers U.S. is a guarantor of certain of this indebtedness, which guarantee is secured by a pledge of the stock of Anchor owned by Consumers U.S. See "Subsequent
Events" below.

         The Company's results of operations were significantly impacted by the cost of natural gas in the first half of 2001. This is a variable cost over which the Company has little control. Significant increases in natural gas or energy costs could materially impact the Company's results of operations or liquidity plans in 2001.

         The Company's principal sources of liquidity through 2001 are expected to continue to be funds derived from operations, borrowings under the Replacement Credit Facility and proceeds from sales of discontinued manufacturing facilities. The Company's plans to increase liquidity include continuation of its cost reduction efforts, continuation of its natural gas cost recovery program, as well as increased sales volumes from its supply agreements with major customers. No assurance can be given that these efforts will be successful or if successful, they will provide sufficient liquidity to meet the Company's needs. Unexpected cash needs resulting from an unusual increase in energy or other costs could force the Company to take additional measures, such as reduction in capital asset spending, price increases, production curtailments and consideration of other cost reduction measures.

         Cash flows from operations depend on future operating performance which is subject to prevailing conditions and to financial, business and other factors, many of which are beyond the Company's control. Should the Company suffer material adverse conditions from the issues discussed above and in

"Subsequent Events" below, additional measures may be required, including sales of assets and consideration of other strategic alternatives. No assurance can be given that the Company will have sufficient liquidity either from internally generated sources or external borrowing to continue its operations and to meet its obligations as they come due. If future operations result in noncompliance with the fixed charge coverage ratio test under the Replacement Credit Facility or various equipment leases, Anchor would seek a waiver; however, there can be no assurance that such a waiver would be granted.

Consumers

         On February 2, 2001, Consumers, the majority owner of Anchor on a fully-diluted basis through an indirect, wholly-owned subsidiary, Consumers U.S., Inc. ("Consumers U.S."), announced a suspension of interest payments on its senior notes maturing in 2007 and the senior secured notes of Consumers International Inc. maturing in 2005, until it has reached agreement on restructuring this part of Consumers' capital structure. In March 2001, Consumers announced the appointment of Brent Ballantyne as its Chief Restructuring Officer and Chief Executive Officer, reporting to a committee of the Consumers Board of Directors comprised of independent directors and also announced the appointment of Graeme Eadie as Chief Financial Officer.

         On May 23, 2001, Consumers, the majority owner of Anchor on a fully-diluted basis through Consumers U.S., filed for protection under the CCAA, with the Ontario Superior Court of Justice, in order to provide an orderly process and time to complete its restructuring. The restructuring may affect some or all of Consumers loan obligations with regard to payment terms or the conversion of that debt to other forms of security, attracting new capital or a sale of some or all of its business. The Order of the Ontario Superior Court of Justice stays legal proceedings against Consumers until August 15, 2001 pursuant to an extension granted on June 18, 2001, unless further extended by the court, and authorizes Consumers to develop a restructuring plan for future operations. In a subsequent order regarding the CCAA filing, the Ontario Superior Court of Justice established July 5, 2001 as the deadline for the submission of restructuring or purchase proposals by third parties.

Subsequent Events

         On August 3, 2001, Consumers and O-I announced an agreement whereby O-I will acquire substantially all of Consumers' Canadian glass producing assets as well as the stock of Consumers U.S. Anchor has been informed by its Chairman and Chief Executive Officer, John J. Ghaznavi, that he has entered into a letter of intent with O-I to purchase, individually or through an entity controlled by him, the shares of Consumers U.S. that O-I has agreed to purchase from Consumers.

         Management of Anchor believes, upon the advice of its counsel, these transactions will trigger a "change in control" as defined in the indentures governing Anchor's 11.25% First Mortgage Notes due 2005, aggregate principal amount of $150.0 million (the "First Mortgage Notes") and its 9.875% Senior Notes due 2008, aggregate principal amount of $50.0 million (the "Senior Notes") (the "Indentures"). Upon a "change in control" as defined in the Indentures, Anchor would be required to make an offer to repurchase all of the First Mortgage Notes and the Senior Notes at 101% of the outstanding principal amount plus accrued and unpaid interest. Anchor does not have the cash available to make this repurchase offer. The failure to make the offer would result in an event of default under the Indentures that would give the noteholders the right to accelerate the debt and is also a default under Anchor's credit facility provided by Bank of America (the "Replacement Credit Facility") and would create an event of default under various equipment leases. Consumers U.S. is a guarantor of the First Mortgage Notes, which guarantee is secured by the stock of Anchor owned by Consumers U.S. On August 13, 2001, the Board of Directors of Anchor formed an independent committee to review, among other things, the proposed sale of Consumers' assets, including the Consumers U.S. stock, to O-I, the subsequent proposed sale of the Consumers U.S. stock to Mr. John J. Ghaznavi and the settlement documents with Owens and what action, if any, to take in connection therewith. If the special committee determines that the sale of the stock of Consumers U.S. and/or the sale of Consumers' Canadian assets to O-I or the subsequent sale of Consumers U.S. stock to Mr. Ghaznavi, constitutes a change in control, the special committee may be required to recommend to the Anchor Board that Anchor take action to protect the rights of Anchor, its shareholders and other constituents, including seeking to modify the proposed transaction, litigation, negotiation with the holders of the First Mortgage Notes and the Senior Notes or such other appropriate action to protect Anchor. However, there can be no assurance as to the outcome of these or other alternatives. On August 13, 2001, certain members of the Anchor Board requested certain information from Mr. Ghaznavi related to his agreement to acquire the stock of Consumers U.S. from O-I. To date, Mr. Ghaznavi has not provided this information.

         In addition, G&G and one of its affiliates have pledged common shares of Consumers that they own as collateral for certain indebtedness guaranteed by G&G. This indebtedness, together with the common shares of Consumers pledged as collateral, has been assigned to Fevisa Industrial, S.A. de C.V. ("Fevisa"), a Mexican company in which G&G has a 25% ownership interest. Certain defaults on the indebtedness have occurred which gives Fevisa the right to foreclose on those common shares. Such a foreclosure would also trigger a "change in control" as defined in the Indentures. Fevisa has agreed to forbear on a day to day basis from the exercise of its foreclosure rights. If Fevisa exercises its foreclosure rights, such event would constitute a "change in control" and require Anchor to make a repurchase offer for the First Mortgage Notes and the Senior Notes, which as described in the foregoing paragraph, Anchor would be unable to do.

         The foregoing represent significant uncertainties as to the future financial position of Anchor. As a result of the uncertainties surrounding the Consumers restructuring and its impact on Anchor, the Company's outside auditors rendered a qualified opinion on the Company's financial statements for the year ended December 31, 2000. The failure by Anchor to obtain an unqualified opinion on its financial statements was an event of default under the Loan and Security Agreement dated as of October 16, 2000, with Bank of America, National Association, as agent, for which Anchor received a waiver.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 RESULTS OF OPERATIONS

         Net Sales. Net sales for the second quarter of 2001 were $180.0 million compared to $175.1 million for the second quarter of 2000, an increase of $4.9 million, or 2.8%. Net sales for the first half of 2001 were $349.4 million and $329.0 million for the comparable period of 2000. This $20.4 million or 6.2% increase in net sales was principally a result of the increase in shipment volume (8.3%), particularly in the beer product line, primarily associated with the Southeast Agreement (see "Liquidity and Capital Resources" below), the natural gas related price recovery program discussed below and general price increases. These increases were offset by a reduction in sales in the first six months of 2001 as compared to 2000, due to a change in the way certain packaging materials are sold to a certain customer. This change results in a comparable reduction in cost of products sold in 2001. Net sales, adjusted for the packaging change, would have increased by $44.2 million or 13.4%

         Cost of Products Sold. The Company's cost of products sold in the second quarter and the first half of 2001 were $163.3 million and $328.8 million, respectively (or 90.7% and 94.1%, respectively, of net sales), while the cost of products sold for the second quarter of 2000 and the first half of 2000 were $159.3 million and $302.9 million, respectively (or 90.9% and 92.0%, respectively, of net sales). This increase in the cost of products sold for the first six months of 2001 as compared with the first six months of 2000 principally reflects the increases in net sales noted above. In addition, the Company has continued to experience significant increases in the cost of natural gas as compared to the same period of the preceding year. These increased prices for natural gas, the principal fuel for manufacturing glass, increased costs by approximately $18.2 million compared to the comparable period of 2000. Additionally, the Company has incurred higher freight costs in 2001 resulting partially from the higher fuel prices. In addition, the high costs of natural gas in December 2000 contributed to the Company's decision to reduce manufacturing production in that month. The carryover effect of this decision resulted in approximately $1.0 million of unabsorbed overhead costs, negatively impacting results of operations in early 2001. In the second half of 2000, Anchor initiated a price recovery program for the escalating natural gas costs incurred. Approximately $15.0 million was recovered through this program in the first six months of 2001 and is included in net sales.

         Selling and Administrative Expenses. Selling and administrative expenses for the six months ended June 30, 2001 were approximately $14.1 million (or 4.0% of net sales), while selling and administrative expenses for the comparable period of 2000 were $15.5 million (or 4.7% of net sales). This decrease is attributable to a focus on overall cost reduction, including reducing personnel related costs, data processing costs and support costs of related parties.

         Provision for related party accounts. As a result of the Consumers announcement to sell substantially all of its Canadian glass producing assets to O-I, see Note 5 - Liquidity - Subsequent Events, Anchor recorded a charge to earnings during the quarter ended June 30, 2001, of $19.5 million ($26.3 million receivables and $1.8 million investment in common shares of Consumers, net of $8.6 million payables). This amount is recorded as a provision for related party accounts on the condensed statement of operations. Although Anchor has recorded this reserve, it is actively pursuing collection of its receivables and, accordingly, has filed a proof of claim against the Consumers CCAA filing.

         Other Income, net. Other income, net for the first six months of 2001 was $0.3 million compared to $7.2 million for the comparable period of 2000. Other income for the six months ended June 30, 2000 included the gain on sale of approximately $6.1 million, of Anchor's previously closed Houston, Texas glass container manufacturing facility and certain related operating rights to Anheuser-Busch, Inc. ("Anheuser-Busch").

         Interest Expense. Interest expense for the first half of 2001 decreased approximately $0.4 million compared to the first half of 2000, due primarily to lower interest rates offset by higher average outstanding borrowings under the Replacement Credit Facility and less interest incurred on related party liabilities.

         Minority interest. During the quarter ended June 30, 2001, certain Anchor warrant holders exercised 808,740 warrants to purchase common stock of Anchor. This resulted in the increase in the percentage of minority interest from 58.2% at the beginning of the quarter to 69.6% at June 30, 2001, based on outstanding common stock of Anchor. Consumers U.S. would continue to own approximately 59.5% of Anchor's equity on a fully-diluted basis, giving effect to the exercise of warrants and the conversion of Anchor's convertible preferred stock. As a result of the exercise of warrants in 2001, the Company recorded a dilution gain of approximately $2,998 for the six months ended June 30, 2001.

         Net Income (Loss). The Company recorded a net loss in the second quarter of 2001 of approximately $15.4 million as compared to a net loss of $0.8 million in the second quarter of 2000. Excluding the provision for related party accounts of $19.5 million, the Company would have recorded net income of approximately $4.1 million. This improvement in earnings results from increased sales volume, general price increases and reduced selling, general and administrative costs, in addition to the dilution gain related to the minority interest. The Company had a year to date loss of $27.4 million compared to net loss of $0.3 million in the prior year. The results of the first half of 2000 included a gain on the sale of the previously closed Houston, Texas glass container manufacturing facility of approximately $4.1 million and a gain of approximately $2.0 million on the sale of certain operating rights related to the Houston, Texas facility, both included in Other income, net. Excluding these sales transactions, the Company would have reported a loss of approximately $3.7 million in the six months ended June 30, 2000.

     LIQUIDITY AND CAPITAL RESOURCES

         On August 3, 2001, Consumers and O-I announced an agreement whereby O-I will acquire substantially all of Consumers' Canadian glass producing assets as well as the stock of Consumers U.S. Anchor has been informed by its Chairman and Chief Executive Officer, John J. Ghaznavi, that he has entered into a letter of intent with O-I to purchase, individually or through an entity controlled by him, the shares of Consumers U.S. that O-I has agreed to purchase from Consumers.

         Management of Anchor believes, upon the advice of its counsel, these transactions will trigger a "change in control" as defined in the indentures governing Anchor's 11.25% First Mortgage Notes due 2005, aggregate principal amount of $150.0 million (the "First Mortgage Notes") and its 9.875% Senior Notes due 2008, aggregate principal amount of $50.0 million (the "Senior Notes") (the "Indentures"). Upon a "change in control" as defined in the Indentures, Anchor would be required to make an offer to repurchase all of the First Mortgage Notes and the Senior Notes at 101% of the outstanding principal amount plus accrued and unpaid interest. Anchor does not have the cash available to make this repurchase offer. The failure to make the offer would result in an event of default under the Indentures that would give the noteholders the right to accelerate the debt and is also a default under Anchor's credit facility provided by Bank of America (the "Replacement Credit Facility") and would create an event of default under various equipment leases. Consumers U.S. is a guarantor of the First Mortgage Notes, which guarantee is secured by the stock of Anchor owned by Consumers
U.S. On August 13, 2001, the Board of Directors of Anchor formed an independent committee to review, among other things, the proposed sale of Consumers' assets , including the Consumers U.S. stock, to O-I, the subsequent proposed sale of the Consumers U.S. stock to Mr. John J. Ghaznavi and the settlement documents with Owens and what action, if any, to take in connection therewith. If the special committee determines that the sale of the stock of Consumers U.S.
and/or the sale of Consumers' Canadian assets to O-I or the subsequent sale of Consumers U.S. stock to Mr. Ghaznavi, constitutes a change in control, the special committee may be required to recommend to the Anchor Board that Anchor take action to protect the rights of Anchor, its shareholders and other constituents, including seeking to modify the proposed transaction, litigation, negotiation with the holders of the First Mortgage Notes and the Senior Notes or such other appropriate action to protect Anchor. However, there can be no assurance as to the outcome of these or other alternatives. On August 13, 2001, certain members of the Board requested certain information from Mr. Ghaznavi related to his agreement to acquire the stock of Consumers U.S. from O-I. To date, Mr. Ghaznavi has not provided this information.

         In addition, G&G and one of its affiliates have pledged common shares of Consumers that they own as collateral for certain indebtedness guaranteed by G&G. This indebtedness, together with the common shares of Consumers pledged as collateral, has been assigned to Fevisa Industrial, S.A. de C.V. ("Fevisa"), a Mexican company in which G&G has a 25% ownership interest. Certain defaults on the indebtedness have occurred which gives Fevisa the right to foreclose on those common shares. Such a foreclosure would also trigger a "change in control" as defined in the Indentures. Fevisa has agreed to forbear on a day to day basis from the exercise of its foreclosure rights. If Fevisa exercises its foreclosure rights, such event would constitute a "change in control" and require Anchor to make a repurchase offer for the First Mortgage Notes and the Senior Notes, which as described in the foregoing paragraph, Anchor would be unable to do.

         The foregoing represent significant uncertainties as to the future financial position of Anchor and the Company. As a result of the uncertainties surrounding the Consumers restructuring and its impact on Anchor, the Company's outside auditors have rendered a qualified opinion on the Company's financial statements for the year ended December 31, 2000. The failure by Anchor to obtain an unqualified opinion on its financial statements was an event of default under Anchor's Loan and Security Agreement, for which Anchor received a waiver.

         On February 2, 2001, Consumers, the majority owner of Anchor on a fully-diluted basis through an indirect, wholly-owned subsidiary, Consumers U.S., announced a suspension of interest payments on its senior notes maturing in 2007 and the senior secured notes of Consumers International Inc. maturing in 2005, until it has reached agreement on restructuring this part of Consumers' capital structure. In March 2001, Consumers announced the appointment of Brent Ballantyne as its Chief Restructuring Officer and Chief Executive Officer, reporting to a committee of the Consumers Board of Directors comprised of independent directors and also announced the appointment of Graeme Eadie as Chief Financial Officer.

         On May 23, 2001, Consumers, the majority owner of Anchor on a fully-diluted basis through Consumers U.S., filed for protection under the Companies' Creditors Arrangement Act ("CCAA"), with the Ontario Superior Court of Justice, in order to provide an orderly process and time to complete its restructuring. The restructuring may affect some or all of Consumers loan obligations with regard to payment terms or the conversion of that debt to other forms of security, attracting new capital or a sale of some or all of its business. The Order of the Ontario Superior Court of Justice stays legal proceedings against Consumers until August 15, 2001 pursuant to an extension granted on June 18, 2001, unless further extended by the court, and authorizes Consumers to develop a restructuring plan for future operations. In a subsequent order regarding the CCAA filing, the Ontario Superior Court of Justice established July 5, 2001 as the deadline for the submission of restructuring or purchase proposals by third parties.

         G&G, Consumers and their affiliates owe Anchor approximately $27.0 million, in addition to the advance to affiliate receivable of approximately $17.3 million, while Anchor owes G&G, Consumers and their affiliates approximately $11.4 million (of which approximately $9.7 million relates to the allocation of the write-off of certain software costs and is the subject of litigation. See Part II Item 1. Legal Proceedings.)

         As a result of the Consumers announcement to sell substantially all of its Canadian glass producing assets to O-I, Anchor recorded a charge to earnings in the quarter ended June 30, 2001, of $19.5 million ($26.3 million receivables and $1.8 million investment in common shares of Consumers, net of $8.6 million payables). This amount is recorded as a provision for related party accounts on the condensed statement of operations. Although Anchor has recorded this reserve, it is actively pursuing collection of its receivables and, accordingly, has filed a proof of claim against the Consumers CCAA filing.

         In the first half of 2001, operating activities used $1.3 million in cash as compared to $1.7 million of cash provided in the same period of 2000. This increase in the use of cash reflects the decline in earnings and changes in working capital items. Accounts receivable at June 30, 2001 increased approximately $21.9 million (notwithstanding the provision for related party receivables) as compared with the 2000 year end, consistent with the increase in net sales. Inventory levels decreased approximately $14.8 million in 2001. The Company has reduced accounts payable approximately $16.0 million since year end 2000. Cash outlays for natural gas purchases in the six months ended June 30, 2001 increased approximately $18.2 million over 2000 levels, as a result of the increased prices for natural gas. In the second half of 2000, Anchor initiated a price recovery program for the escalating natural gas costs incurred. Approximately $15.0 million was recovered through this program in the first half of 2001.

         Cash consumed in investing activities for the first half of 2001 and 2000 were $6.6 million and $12.0 million, respectively. Capital expenditures in the six months ended June 30, 2001 were $17.9 million compared to $24.8 million in the same period of 2000. To fund capital expenditures as provided for under the terms of the indentures, Anchor applied cash deposited into escrow, of $13.3 million and $18.3 million, respectively, in the first half of 2001 and 2000. These escrowed funds were the proceeds of sale-leaseback transactions in 1999, 2000 and 2001.

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

         At July 23, 2001, advances outstanding under the Replacement Credit Facility were $61.9 million, borrowing availability was $26.6 million and total outstanding letters of credit on this facility were $8.4 million. Net cash of $9.0 million was provided in financing activities in the first half of 2001, principally reflecting borrowings under the Replacement Credit Facility.

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

         In 2000, Anchor signed an agreement with Anheuser-Busch to provide all the bottles for the Anheuser-Busch Jacksonville, Florida and Cartersville, Georgia breweries, beginning in 2001 (the "Southeast Agreement"). To meet the expanded demand from the supply contract and increase production efficiency, Anchor invested approximately $18.0 million in new equipment in 2000 for its Jacksonville plant, funded through the proceeds from the sale of the Houston plant, certain leasing transactions and internal cash flows. In December 1999, Anchor entered into an agreement with a major lessor for $30.0 million of lease transactions. Under this agreement, in December 1999, December 2000, March 2001 and April 2001, Anchor financed approximately $8.2 million, $4.2 million, $7.8 million and $5.4 million, respectively, of the expansion through sale leaseback arrangements.

         This amount was funded by G&G through a loan from Anchor to G&G of approximately $17,300 in September 1998 (the "G&G Loan"). The funds for the G&G Loan were obtained through a borrowing under Anchor's Original Credit Facility. The G&G Loan was evidenced by a promissory note that originally matured in January 1999. There is a disagreement among the Anchor directors as to the propriety of the extension of the original maturity date for the G&G Loan beyond January 1999. See Part II - Item 1. Legal Proceedings. The transaction to purchase a controlling interest in the European glass manufacturer has not closed. Should the transaction not close, the seller is obligated to return the advance to G&G. G&G has demanded the return of the advance plus interest accrued to date and related costs including the devaluation of the Deutschemark. Discussions have been held, but as of this date outstanding issues have not been resolved. In March 2000, G&G commenced an arbitration proceeding against the seller of the European glass manufacturer in accordance with the terms of the agreement to secure a return of the advance. A hearing was held in June 2001, with a follow-up hearing scheduled for August 2001. No decision has been rendered and the outcome of this proceeding is uncertain. In connection with the pledge by Anchor of the note issued pursuant to the G&G Loan to Bank of America, National Association, as agent under the Anchor Loan and Security Agreement, the original promissory note issued pursuant to the G&G Loan was replaced by a new promissory note (the "Replacement Note"). G&G has provided security against the Replacement Note to Bank of America, National Association, as agent under the Loan and Security Agreement. The maturity date of the Replacement Note is October 31, 2003. Interest on the Replacement Note is payable at the interest rate payable by Anchor on advances under the Loan and Security Agreement plus 0.5% and has been paid through September 2000. Unpaid interest of $1.1 million is due for the period October 1, 2000 through June 30, 2001. Various rights, including the right to enforce the obligations under the Replacement Note were assigned by Anchor to Bank of America, National Association. Any property received by G&G in respect of the arbitration proceeding has been pledged by G&G to Bank of America, National Association, and will be used to repay outstanding borrowings under the Loan and Security Agreement. There is a disagreement among the Anchor directors as to the propriety of the assignment of those rights, the pledge of those proceeds and the replacement of the original promissory note with the Replacement Note. See Part II - Item 1. Legal Proceedings.

         The Indentures contain certain covenants that restrict the Company and Anchor from taking various actions, including, subject to specified exceptions and limits, the incurrence of additional indebtedness, the granting of additional liens, the making of investments, the payment of dividends and other restricted payments, mergers, acquisitions and other fundamental corporate changes, capital expenditures, asset sales and transactions with affiliates.

         The level of the Company's and Anchor's indebtedness could have important consequences, including:

   - a substantial portion of Anchor's cash flow from operations must be dedicated to debt service,

   - the Company's and Anchor's ability to obtain additional future debt financing may be limited, and

   - the level of indebtedness could limit the Company's and Anchor's flexibility in reacting to changes in the industry and economic conditions in general.

         The Company expects significant expenditures in the remainder of 2001, including interest expense on the First Mortgage Notes, the Senior Notes and advances under the Replacement Credit Facility, capital expenditures of approximately $22.0 million and payment of the $2.9 million litigation settlement as discussed in Part II - Item 1. Legal Proceedings. In addition, the Company anticipates purchases of natural gas at higher prices during 2001 and estimates that its cash outlays for purchases of natural gas, based on current natural gas prices, will increase by approximately $19.0 million over 2000 levels. The Company expects to partially offset this impact through the cost recovery program implemented in 2000. Peak needs are in spring and fall at which time working capital borrowings are estimated to be $20.0 million higher than at other times of the year.

         The Company's results of operations were significantly impacted by the cost of natural gas in the first half of 2001. This is a variable cost over which the Company has little control. Significant increases in natural gas or energy costs could materially impact the Company's results of operations or liquidity plans in 2001.

         The Company's principal sources of liquidity through 2001 are expected to continue to be funds derived from operations, borrowings under the Replacement Credit Facility and proceeds from sales of discontinued manufacturing facilities. Because of the change in control that would occur upon consummation of the announced sale of assets and Consumers U.S. stock from Consumers to O-I, the Company may not have the ability to borrow additional funds, substantially all of its assets have been pledged and the Company may be unable to raise needed cash from the sale of discontinued manufacturing facilities or other assets. The Company's plans to increase liquidity include continuation of its cost reduction efforts, continuation of its natural gas cost recovery program, as well as increased sales volumes from its supply agreements with major customers. No assurance can be given that the Company can accomplish these plans. Unexpected cash needs resulting from an unusual increase in energy or other costs could force the Company to take additional measures, such as reduction in capital asset spending, price increases, production curtailments and consideration of other cost reduction measures.

         Cash flows from operations depend on future operating performance which is subject to prevailing conditions and to financial, business and other factors, many of which are beyond the Company's control. Should the Company suffer material adverse conditions from the issues discussed above, additional measures may be required, including sales of assets and consideration of other strategic alternatives. No assurance can be given that the Company will have sufficient liquidity either from internally generated sources or external borrowing to continue its operations and to meet its obligation as they come due. If future operations result in noncompliance with the fixed charge coverage ratio test under the Replacement Credit Facility or various equipment leases, Anchor would seek a waiver; however, there can be no assurance that such a waiver would be granted.

     IMPACT OF INFLATION

         The impact of inflation on the costs of the Company, and the ability to pass on cost increases in the form of increased sales prices, is dependent upon market conditions. While the general level of inflation in the domestic economy has been relatively low, the Company has experienced significant cost increases in specific materials and energy, primarily due to the abnormally high energy costs experienced during the year, and has not been fully able to pass on inflationary cost increases to its customers for several years, although it did realize some price relief in 2001.

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

     INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

         With the exception of the historical information contained in this report, the matters described herein contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "intend," "project," "will be," "will likely continue," "will likely result," or words or phrases of similar meaning including, statements concerning:

         -  the Company's liquidity and capital resources,

         - the Company's and Anchor's debt levels and ability to obtain financing and service debt,

         -  competitive pressures and trends in the glass container industry,

         -  prevailing interest rates,

         -  legal proceedings and regulatory matters, and

         -  general economic conditions.

         Forward-looking statements involve risks and uncertainties (including, but not limited to, economic, competitive, governmental and technological factors outside the control of the Company) which may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties may include the restructuring of Consumers; the highly competitive nature of the glass container industry and the intense competition from makers of alternative forms of packaging; the fluctuation in the price of natural gas; the Company's focus on the beer industry and its dependence on certain key customers; the seasonal nature of brewing, iced tea and other beverage industries; the Company's dependence on certain executive officers; and changes in environmental and other government regulations. The Company operates in a very competitive environment in which new risk factors can emerge from time to time. It is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Replacement Credit Facility is subject to variable interest rates. A change in interest rates could have an impact on results of operations. Anchor's long-term debt instruments are subject to fixed interest rates and, in addition, the amount of principal to be repaid at maturity is also fixed. Therefore, Anchor is not subject to market risk from its long-term debt instruments. Less than 1% of the Company's sales are denominated in currencies other than the U.S. dollar, and the Company does not believe its total exposure to be significant. Anchor hedges certain of its estimated natural gas purchases, typically over a maximum of six to twelve months, through the purchase of natural gas futures. Also, Anchor may enter into put options for purchases of natural gas. Accounting for these derivatives may increase volatility in earnings.

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

         On June 22, 2001, the stockholders of Anchor identified in the first paragraph of this Item 1 commenced an action against Anchor in the Court of Chancery of the State of Delaware in and for New Castle County. The plaintiffs are seeking an order directing that Anchor hold an annual meeting for the election of directors and setting the time and place for the meeting, and directing that the entire board of directors stand for election at that meeting.

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

         On November 6, 2000, Anchor and its affiliates, including Consumers, reached a settlement concerning all aspects of the Owens dispute. As part of the settlement, Owens will grant Anchor and its affiliates a limited license through 2005. The limited license will cover technology in place during the term of the TALA, at the same royalty rate as in the TALA. Upon expiration of the limited license, Anchor and its affiliates, including Consumers, will receive a paid-up license for that technology. Documentation for the settlement (including mutual releases) and the limited license agreement is being negotiated. Anchor believes that it has reached agreement with Owens on all of the terms of the definitive documentation of the settlement. Under the settlement, Anchor, Consumers and GGC will pay an aggregate of $5.0 million to Owens. Anchor estimated its allocation of this settlement to be $2.9 million, based on sales and machine installations. Consumers, GGC and another affiliate will receive a refund of $1.2 million, in the aggregate, of royalties paid previously under protest. Consummation of the settlement will terminate all litigation over the matter, including the federal court suit and an overseas lawsuit, as well as arbitration proceedings. The special committee of the Board of Anchor has been directed by the Board of Anchor to review the terms of this settlement and the terms of the sale by Consumers to OI.

         In addition, Anchor is, and from time to time may be, a party to routine legal proceedings incidental to the operation of its business. The outcome of these proceedings is not expected to have a material adverse effect on the financial condition or operating results of the Company, based on the Company's current understanding of the relevant facts and law.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

                  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None

ITEM 5.  OTHER INFORMATION.

                  In April 2001, John J. Ghaznavi, David T. Gutowski and C. Kent May resigned as directors of Consumers U.S. In April 2001, Brent Ballantyne, Graeme Eadie and Dennis Belcher were elected as directors of Consumers U.S. by Consumers International, Inc., a wholly-owned subsidiary of Consumers Packaging Inc. and parent company of Consumers U.S.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a.       Exhibits

                  None

         b.       Reports on Form 8-K

                  Current Report on Form 8-K dated May 23, 2001 and filed May 31, 2001 pursuant to Item 5, filing, as an exhibit, a press release regarding the announcement of Consumers that it obtained an Order of the Ontario Superior Court of Justice under the Companies' Creditors Arrangement Act.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CONSUMERS U.S., INC.


Date:  August 20, 2001                  /s/ C. Kent May
                                        ---------------------------------
                                        C. Kent May
                                        Secretary