Form 10-Q
period 2001-09-30
CONSUMERS US INC
filed 2001-11-14
CIK 1041195

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 0-233-59

                              CONSUMERS U.S., INC.
             (Exact name of registrant as specified in its charter)

                    Delaware                           23-2874087
         -------------------------------          -------------------
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)           Identification No.)

                   777 Kipling Ave. Toronto, Ontario, M8Z 5Z4
     (Address of principal executive offices)          (Zip Code)

                                  416-232-3150
              (Registrant's telephone number, including area code)

                                      None
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ].

         All voting and non-voting stock of the registrant is held by an affiliate of the registrant. Number of shares outstanding of each class of common stock at November 1, 2001:
                 Common Stock, $.01 par value, 17,000,100 shares

                              CONSUMERS U.S., INC.

                                    FORM 10-Q

                For the Quarterly Period Ended September 30, 2001

                                      INDEX

                                                                                            Page No.
                                                                                            --------
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements:

              Condensed Consolidated Statements of Operations
                  and Comprehensive Income (Loss) -
                  Nine and Three Months Ended September 30, 2001 and 2000                       3

              Condensed Balance Sheet - September 30, 2001
              Condensed Consolidated Balance Sheet - December 31, 2000                          4

              Condensed Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 2001 and 2000                                 5

              Notes to Condensed Consolidated Financial Statements                              6

         Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                      12

         Item 3.   Quantitative and Qualitative Disclosures About
                      Market Risk                                                              19

PART II - OTHER INFORMATION                                                                    19

SIGNATURES                                                                                     22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              CONSUMERS U.S., INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


---------------------------------------------------------------------------------------------------------------------------
                                                                  Nine Months Ended                   Three Months Ended
                                                                    September 30,                        September 30,
                                                            -----------------------------           -----------------------
                                                              2001                2000              2001             2000
---------------------------------------------------------------------------------------------------------------------------
Net sales                                                   $ 349,340           $ 492,712           $ --          $ 163,729

Costs and expenses:
     Cost of products sold                                    328,737             453,487             --            150,635
     Selling and administrative expenses                       14,094              22,806             --              7,229
     Provision for related party accounts                      19,500                  --             --                 --
     Litigation settlement                                         --               2,300             --              2,300


Income (loss) from operations                                 (12,991)             14,119             --              3,565

Equity loss in Anchor Common Stock                               (127)                 --            (127)               --

Other income, net                                                 353               6,293             --                 11

Interest expense                                              (14,926)            (22,169)            --             (7,783)
                                                            ---------           ---------           ----          ---------

Loss before preferred stock
     dividends of subsidiary                                  (27,691)             (1,757)           (127)           (4,207)

Preferred stock dividends of subsidiary                        (2,799)             (4,188)            --             (1,412)
                                                            ---------           ---------           ----          ---------

Loss before minority interest                                 (30,490)             (5,945)           (127)           (5,619)

Minority interest                                               2,998                  --             --                 --
                                                            ---------           ---------           ----          ---------

Net loss                                                    $ (27,492)          $  (5,945)           (127)         $  (5,619)
                                                            =========           =========           ====          =========

Other comprehensive income (loss):
     Net loss                                               $ (27,492)          $  (5,945)           (127)         $  (5,619)
     Other comprehensive loss:
       Derivative loss                                         (1,155)                 --             --                 --
                                                                                ---------           ----          ---------
Comprehensive loss                                          $ (28,647)          $  (5,945)           (127)         $  (5,619)
                                                            =========           =========           ====          =========

---------------
See Notes to Condensed Consolidated Financial Statements.

                              CONSUMERS U.S., INC.
        CONDENSED BALANCE SHEET AND CONDENSED CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

----------------------------------------------------------------------------------------------------------------------
                                                                              September 30, 2001     December 31, 2000
                                                                                  (unaudited)
----------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
      Cash and cash equivalents                                                     $      --             $   4,532
      Accounts receivable                                                                  --                60,372
      Inventories:
          Raw materials and manufacturing supplies                                         --                22,408
          Finished products                                                                --               103,113
      Other current assets                                                                 --                 9,765
                                                                                    ---------             ---------
               Total current assets                                                        --               200,190

Property, plant and equipment, net                                                         --               293,724
Other assets                                                                               --                28,016
Intangible pension asset                                                                   --                25,822
Advance to affiliate                                                                       --                17,330
Strategic alliances with customers                                                         --                12,451
Goodwill                                                                                   --                47,120
                                                                                    ---------             ---------
                                                                                    $      --             $ 624,653
                                                                                    =========             =========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
  Current liabilities:
      Revolving credit facility                                                     $      --             $  58,957
      Current maturities of long-term debt                                                 --                 1,937
      Accounts payable                                                                     --                55,285
      Accrued expenses                                                                  3,513                45,848
      Accrued interest                                                                     --                 5,686
      Accrued compensation and employee benefits                                           --                27,104
                                                                                    ---------             ---------
               Total current liabilities                                                3,513               194,817

Deficit in
Anchor                                                                                 26,286                   --
Long-term debt --                                                                                           208,385
Long-term pension liabilities                                                              --                65,033
Long-term post-retirement liabilities                                                      --                60,107
Other long-term liabilities                                                                --                28,730
                                                                                    ---------             ---------
                                                                                       26,286               362,255
Commitments and contingencies

Redeemable preferred stock of subsidiary                                                   --                76,428
                                                                                    ---------             ---------

Minority interest                                                                          --                 6,460

Stockholder's equity (deficit):
      Common stock                                                                        170                   170
      Capital in excess of par value                                                   88,681                88,681
      Accumulated deficit                                                            (118,650)              (91,158)
      Accumulated other comprehensive loss                                                 --               (13,000)
                                                                                    ---------             ---------
                                                                                      (29,799)              (15,307)
                                                                                    ---------             ---------
                                                                                    $      --             $ 624,653
                                                                                    =========             =========

---------------
See Notes to Condensed Consolidated Financial Statements.

                              CONSUMERS U.S., INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


-------------------------------------------------------------------------------------------------------------------
                                                                                    Nine Months Ended September 30,
                                                                                       2001                  2000
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss                                                                        $ (27,492)            $  (5,945)
    Adjustments to reconcile net loss to
       cash provided (used in) by operating activities:
           Equity loss in Anchor common stock                                             127                    --
           Depreciation and amortization                                               30,084                42,474
           Provision for related party accounts                                        19,500                    --
           Gain on sale of property, plant and equipment                                 (270)               (4,138)
           Litigation settlement                                                           --                 2,300
           Dividends accrued on preferred stock of subsidiary                           2,799                 4,188
           Minority interest                                                           (2,998)                   --
           Other                                                                         (332)                 (222)
    Decrease in cash resulting from changes in
       assets and liabilities                                                         (28,421)              (20,201)
                                                                                    ---------             ---------
                                                                                       (7,003)               18,456

-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Expenditures for property, plant and equipment                                    (17,882)              (28,372)
    Deposit of sale proceeds into escrow account                                      (13,348)              (10,000)
    Withdrawal of funds from escrow account                                            13,348)               18,267
    Proceeds from sale of property, plant and equipment                                13,512                 8,069
    Payments for strategic alliances with customers                                    (1,136)               (2,750)
    Other                                                                              (1,074)               (2,164)
                                                                                    ---------             ---------
                                                                                       (6,580)              (16,950)

-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Principal payments of long-term debt                                                 (946)               (1,488)
    Net repayments on revolving credit facility                                        10,734                (3,290)
    Other, primarily financing fees                                                      (737)                 (778)
                                                                                    ---------             ---------
                                                                                        9,051                (5,556)

-------------------------------------------------------------------------------------------------------------------
Cash and equivalents:
    Decrease in cash and cash equivalents                                              (4,532)               (4,050)
    Balance, beginning of period                                                        4,532                 5,278
                                                                                    ---------             ---------
    Balance, end of period                                                          $      --             $   1,228
                                                                                    =========             =========

-------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
    Interest payments, net                                                          $  13,754             $  17,361
                                                                                    =========             =========

---------------
See Notes to Condensed Consolidated Financial Statements.

                              CONSUMERS U.S., INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

NOTE 1 - MANAGEMENT'S RESPONSIBILITY

         In the opinion of Management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2001 and the results of operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Financial Statements of Consumers U.S., Inc. ("Consumers U.S."), consolidated with its subsidiary (majority-owned on a fully-diluted basis), Anchor Glass Container Corporation ("Anchor"), (together, the "Company") included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the interim periods are not necessarily indicative of the results of the full fiscal year.

         Certain reclassifications have been made to prior year financial statements to be consistent with the current year presentation.

NOTE 2 - ORGANIZATION OF THE COMPANY AND PRINCIPLES OF CONSOLIDATION

         Consumers U.S., a wholly-owned subsidiary Consumers International Inc., which is a wholly-owned subsidiary of Consumers Packaging Inc. ("Consumers"), was formed in January 1997 to hold an investment in Anchor.

         Consumer U.S. is a holding company and has no direct operations.

         During the second and third quarters of 2001, certain Anchor warrant holders exercised 1,195,178 warrants to purchase common stock of Anchor. At September 30, 2001, based on outstanding common stock, Consumers U.S. owns 26.9% of Anchor as compared to 41.8% at the beginning of the year. Prior to the restructuring of Consumers and other factors taking place in the third quarter of 2001, Consumers U.S., by taking into account the investment held in Anchor by G&G Investments, Inc. ("G&G"), the majority owner of Consumers, was deemed to have control of Anchor for financial reporting purposes, and, therefore, consolidated Anchor. As a result of Consumers' restructuring and other factors that took place during the third quarter of 2001, Consumers U.S. is no longer deemed to control Anchor for financial reporting purposes, and accordingly, effective July 1, 2001, began accounting for Anchor on an equity basis. See
Note 5 - Liquidity. Consumers U.S. is a guarantor of Anchor's First Mortgage Notes, as defined, and obligations under Anchor's credit facility. This guarantee is secured by a pledge of the stock of Anchor owned by Consumers U.S. As a result of this guarantee, Consumers U.S. continues to accrue the losses of Anchor in excess of the carrying amount of its investment in Anchor.

         Consumers U.S. continues to own approximately 59.5% of Anchor's equity on a fully diluted basis, giving effect to the exercise of all warrants and the conversion of Anchor's convertible preferred stock. See Note 4 - Anchor's Stockholders Rights Plan and Note 5 - Liquidity.

         Summarized financial information of Anchor as of September 30, 2001 and for the three months ended September 30, 2001 follows (dollars in thousands):

                                                                As of September 30, 2001
                                                                ------------------------
                  Current assets                                        $175,469
                  Total assets                                           569,019
                  Current liabilities                                    167,312
                  Long-term debt                                         206,925
                  Redeemable preferred stock                              80,627
                  Total stockholders' deficit                            (36,888)

                                                           Three months ended September 30, 2001
                                                           -------------------------------------
                  Net sales                                             $190,124
                  Income from operations                                   8,329
                  Net income                                                 968
                  Loss applicable to common stock                         (2,547)

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

         Anchor has historically engaged in a variety of transactions with Consumers and GGC, L.L.C. ("GGC"). These transactions included bulk purchasing of raw and packaging materials, provision of technical and engineering services, joint utilization of Anchor's mold and repair shops and the consolidation of certain functions such as sales, engineering and management information services. On October 1, 2001, Consumers announced that it had completed the sale of its Canadian glass producing assets to a subsidiary of Owens-Illinois, Inc. ("O-I"). With the sale of Consumers' Canadian glass producing assets, Anchor and Consumers have separated activities related to these functions as of October 1, 2001. See Note 5 - Liquidity.

NOTE 3 - RELATED PARTY INFORMATION

         As a result of Consumers' announcement of its intention to sell its Canadian glass producing assets to O-I, see Note 5 - Liquidity - Consumers, and Consumers' filing under the Canadian Companies' Creditors Arrangement Act ("CCAA"), Anchor recorded a charge to earnings during the second quarter of 2001 of $19,500 ($26,258 receivables and $1,842 investment in common shares of Consumers, net of $8,600 payables). This amount is recorded as a provision for related party accounts on the condensed statement of operations of Anchor. Although Anchor has recorded this reserve, it is actively pursuing collection of its receivables and, accordingly, has filed a proof of claim against Consumers in its filing under the CCAA. Anchor has continued and will continue to bill and collect for services, sales of assets and costs incurred on behalf of Consumers and its affiliates and has appropriately reserved for potentially uncollectible amounts.

         In September 1998, G&G entered into an agreement to purchase a controlling interest in a European glass manufacturer and advanced approximately $17,300 toward that end. This amount was funded by G&G through a loan from Anchor to G&G of approximately $17,300 in September 1998 (the "G&G Loan"). The funds for the G&G Loan were obtained through a borrowing under the Anchor $110.0 million revolving credit facility entered into in conjunction with the Anchor Acquisition (the "Original Credit Facility"). The G&G Loan was evidenced by a promissory note that originally matured in January 1999. There is a disagreement among the Anchor directors as to the propriety of the extension of the original maturity date for the G&G Loan beyond January 1999. See Part II - Item 1. Legal Proceedings. The transaction to purchase a controlling interest in the European glass manufacturer has not closed. Should the transaction not close, the seller is obligated to return the advance to G&G. G&G has demanded the return of the advance plus interest accrued to date and related costs including the devaluation of the Deutschemark. Discussions have been held, but as of this date outstanding issues have not been resolved. In March 2000, G&G commenced an arbitration proceeding against the seller of the European glass manufacturer in accordance with the terms of the agreement to secure a return of the advance. A hearing was held in June 2001, with a follow-up hearing held in August 2001. No decision has been rendered and the outcome of this proceeding is uncertain. In connection with the pledge by Anchor of the note issued pursuant to the G&G Loan to Bank of America, National Association, as agent under the Loan and Security Agreement dated as of October 16, 2000, with Bank of America, National Association, as agent (the "Loan and Security Agreement"), the original promissory note issued pursuant to the G&G Loan was replaced by a new promissory note (the "Replacement Note"). G&G has provided security against the Replacement Note to Bank of America, National Association, as agent under the Loan and Security Agreement. The maturity date of the Replacement Note is October 31, 2003. Interest on the Replacement Note is payable at the interest rate payable by Anchor on advances under the Loan and Security Agreement plus 0.5% and has been paid through September 2000. Unpaid interest of $1,710 is due for the period October 1, 2000 through September 30, 2001. Various rights, including the right to enforce the obligations under the Replacement Note were assigned by Anchor to Bank of America, National Association. Any property received by G&G in respect of the arbitration proceeding has been pledged by G&G to Bank of America, National Association, and will be used to repay outstanding borrowings under the Loan and Security Agreement. There is a disagreement among the Anchor directors as to the propriety of the assignment of those rights, the pledge of those proceeds and the replacement of the original promissory note with the Replacement Note. See Part II - Item 1. Legal Proceedings.

NOTE 4 - ANCHOR'S STOCKHOLDERS RIGHTS PLAN

         On September 26, 2001, the Board of Directors of Anchor adopted a Stockholder Rights Plan (the "Rights Plan"). Under the Rights Plan, stock purchase rights ("Rights") will be distributed as a dividend to all Anchor stockholders at the rate of one Right for each share of Anchor common stock held of record as of the close of business on September 26, 2001. Each Right entitles the registered holder, upon the occurrence of certain events, to purchase from Anchor one one-thousandth of a share of Series C Junior Participating Preferred Stock (the "Preferred Stock"), at a price of $0.01 per one one-thousandth of a share (the "Purchase Price"), subject to adjustment. The Rights are not exercisable until the distribution date, as defined. The Rights will expire at the close of business on September 26, 2003, unless earlier redeemed or exchanged by Anchor in accordance with the Rights Plan. The description and terms of the Rights are set forth in a Rights Agreement between Anchor and Continental Stock Transfer & Trust Company, as Rights Agent. On September 27, 2001, the Rights Plan was purported to be amended for a clarification. On October 31, 2001, the Rights Plan was amended to extend the Rights to the holders of Anchor's Series A Preferred Stock and Series B Preferred Stock. The

Board of Directors of Anchor, prior to the distribution date of the Rights, may amend any of the provisions of the Rights Agreement.

         On October 5, 2001 an action was filed by Consumers U.S., against Anchor and certain members of its Board of Directors. The action alleges, among other things, that the Rights Plan adopted by the Anchor Board of Directors is unlawful and seeks to declare the Rights Plan invalid in the whole. On October 11, 2001 O-I filed a similar action, alleging, among other things, that the Rights Plan adopted by the Anchor Board of Directors is unlawful. See Part II -
Item 1. Legal Proceedings.

         The acquisition of the stock of Consumers U.S. (and the equity interest in Anchor) by either O-I or Mr. Ghaznavi may result in the Rights becoming exercisable. See Note 5 - Liquidity - Consumers.

NOTE 5 - LIQUIDITY

Anchor

         Certain events described below may result in Anchor having to make a purchase offer for approximately $200 million of indebtedness, which Anchor may not be able to fund. In such event, Anchor may be in default under such debt obligations and other obligations would be cross-defaulted. Consumers U.S. is a guarantor of certain of this indebtedness. This guarantee is secured by a pledge of the stock of Anchor owned by Consumers U.S. See "Consumers" below.

         Anchor's results of operations were significantly impacted by the cost of natural gas in 2000 and 2001. This is a variable cost over which Anchor has little control. Significant increases in natural gas or energy costs could materially impact Anchor's results of operations or liquidity plans; however, energy costs have softened considerably in recent months and are currently having a favorable impact on Anchor's costs. There can be no assurance that this trend will continue.

         Anchor's principal sources of liquidity through the end of 2001 are expected to continue to be funds derived from operations, borrowings under its Replacement Credit Facility and proceeds from sales its of discontinued manufacturing facilities. Anchor's plans to increase liquidity include continuation of its cost reduction efforts, continuation of its natural gas cost recovery program, as well as increased sales from its supply agreements with major customers. While the initial positive effects of the implementation of these plans are currently being realized, there can be no assurance that these efforts will continue to be successful or if successful, that they will provide sufficient liquidity to meet Anchor's needs.

         Cash flows from operations depend on future operating performance which is subject to prevailing conditions and to financial, business and other factors, many of which are beyond Anchor's control. Should Anchor suffer material adverse conditions from the issues discussed in this Note 5, additional measures may be required. This may include sales of assets and/or consideration of other strategic alternatives. No assurance can be given that Anchor will have sufficient liquidity either from internally generated sources or external borrowings to continue its operations and to meet its obligations as they come due. If future operations result in noncompliance with the fixed charge coverage ratio test under Anchor's $100.0 million credit facility provided by Bank of America (the "Replacement Credit Facility") or various equipment leases, Anchor would seek a waiver; however, there can be no assurance that such a waiver would be granted.

Consumers

         On February 2, 2001, Consumers, the majority owner of Anchor on a fully-diluted basis through an indirect, wholly-owned subsidiary, Consumers U.S., announced a suspension of interest payments on its senior notes maturing in 2007 and the senior secured notes of Consumers International Inc. maturing in 2005, until it has reached agreement on the restructuring of Consumers. In March 2001, Consumers appointed Brent Ballantyne as its chief restructuring officer and chief executive officer, reporting to a committee of the Consumers Board of Directors comprised of independent directors and also appointed Graeme Eadie as chief financial officer.

         On May 23, 2001, Consumers filed for protection under the Canadian CCAA, with the Ontario Superior Court of Justice, in order to provide an orderly process and time to complete its restructuring.

         On August 3, 2001, Consumers and O-I announced an agreement whereby O-I would acquire Consumers' Canadian glass producing assets as well as the stock of Consumers U.S. Anchor was informed by its former chairman and chief executive officer, John J. Ghaznavi, that he entered into a non-binding letter of intent with O-I to purchase, individually or through an entity controlled by him, the shares of Consumers U.S. that O-I agreed to purchase from Consumers. The Company understands that this arrangement has been recinded by O-I. The Ontario Court of Justice approved the sale of Consumers' Canadian glass producing assets and stock of Consumers U.S. to O-I on August 31, 2001, subject to any needed regulatory approval. The asset sale was completed on October 1, 2001. O-I has not received regulatory approval to purchase the stock of Consumers U.S.

         Management of Anchor believes, upon the advice of its counsel, that the sale of the Canadian glass producing assets by Consumers to O-I does not constitute a "change in control" as defined in the indentures governing Anchor's 11.25% First Mortgage Notes due 2005, aggregate principal amount of $150.0 million (the "First Mortgage Notes") and Anchor's 9.875% Senior Notes due 2008, aggregate principal amount of $50.0 million (the "Senior Notes") (the "Indentures"). Management of Anchor believes, upon the advice of its counsel, that the acquisition of the stock of Consumers U.S. by O-I or Mr. Ghaznavi will trigger a "change in control" as defined in the Indentures. Upon a "change in control" as defined in the Indentures, Anchor would be required to make an offer to repurchase all of the First Mortgage Notes and the Senior Notes at 101% of the outstanding principal amount plus accrued and unpaid interest. Anchor does not have the cash available to make this repurchase offer. The failure to make the offer would result in an event of default under the Indentures that would give the noteholders the right to accelerate the debt and is also a default under the Replacement Credit Facility and would create an event of default under various equipment leases. Consumers U.S. is a guarantor of the First Mortgage Notes. This guarantee is secured by a pledge of the stock of Anchor owned by Consumers U.S.

         In addition, G&G and one of its affiliates have pledged common shares of Consumers that they own as collateral for certain indebtedness guaranteed by G&G. This indebtedness, together with the common shares of Consumers pledged as collateral, has been assigned to Fevisa Industrial, S.A. de C.V. ("Fevisa"), a Mexican company in which G&G has a 25% ownership interest. Certain defaults on the indebtedness have occurred which give Fevisa the right to foreclose on those common shares. Such a foreclosure would also trigger a "change in control" as defined in the Indentures. Fevisa has agreed to forbear on a day-to-day basis from the exercise of its foreclosure rights. If Fevisa exercises its foreclosure rights, such event would also constitute a "change in control" and require Anchor to make a repurchase offer for the First Mortgage Notes and the Senior Notes, which as described above, Anchor would be unable to do.

         On August 13, 2001, the Board of Directors of Anchor formed an independent committee to review, among other things, (i) the proposed sale of Consumers' assets, including the Consumers U.S. stock, to O-I, (ii) the subsequent proposed sale of the Consumers U.S. stock to Mr. Ghaznavi, (iii) the settlement documents with Owens related to the patent litigation and (iv) the refinancing or restructuring of the First Mortgage Notes and the Senior Notes and what action, if any, to take in connection therewith.

         On September 26, 2001, Anchor filed a complaint in the United States Federal District Court in Tampa, Florida against O-I seeking an injunction against O-I from acquiring indirectly the majority equity interest in Anchor from Consumers or statutory treble damages in lieu thereof. In its complaint, Anchor alleges that the proposed acquisition by O-I would violate U.S. and Florida antitrust laws as well as tortiously interfere with Anchor's Indentures. On October 2, 2001, O-I agreed with Anchor that it would not acquire the stock of Consumers U.S. until 60 days from the time O-I gives Anchor notice that it has made a filing with the Federal Trade Commission (the "FTC"). To date, Anchor has not received notice from O-I that a filing with the FTC has been made.

Subsequent Events

         On October 5, 2001 an action was filed by Consumers U.S., in the Court of Chancery of the State of Delaware in and for New Castle County against Anchor and certain members of its Board of Directors. The action alleges, among other things, that the Rights Plan (see Note 4) adopted by the Anchor Board of Directors on September 26, 2001, and the amendment dated September 27, 2001, is unlawful and that certain members of the Board of Directors breached their fiduciary duties of loyalty, good faith and care and have acted unlawfully in adopting the Rights Plan. Through this action in the Delaware court, Consumers U.S. seeks injunctive relief to, among other things, prevent the application of the Rights Plan to the proposed sale of the stock of Consumers U.S. to O-I. The complaint also seeks declaratory relief and damages with respect to the actions associated with the adoption of the Rights Plan by Anchor. The scope of the rights and the holders of the rights may be affected by any final judgment entered in such action. Anchor intends to vigorously defend the claims alleged in the action. On October 11, 2001 O-I filed a similar action, alleging, among other things, that the Rights Plan adopted by the Anchor Board of Directors is unlawful.

         The foregoing represents significant uncertainties as to the future financial position of Anchor and the Company. As a result of the uncertainties surrounding the Consumers restructuring and its impact on Anchor, the Company's outside auditors rendered a qualified opinion on the Company's and Anchor's financial statements for the year ended December 31, 2000. The failure by Anchor to obtain an unqualified opinion on its financial statements was an event of default under the Loan and Security Agreement dated as of October 16, 2000, with Bank of America, National Association, as agent, for which Anchor received a waiver.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         During the second and third quarters of 2001, certain Anchor warrant holders exercised 1,195,178 warrants to purchase common stock of Anchor. At September 30, 2001, based on outstanding common stock, Consumers U.S. owns 26.9% of Anchor as compared to 41.8% at the beginning of the year. Prior to the restructuring of Consumers and other factors taking place in the third quarter of 2001, Consumers U.S., by taking into account the investment held in Anchor by G&G, the majority owner of Consumers, was deemed to have control of Anchor for financial reporting purposes, and, therefore, consolidated Anchor. As a result of Consumers' restructuring and other factors that took place during the third quarter ended September 30, 2001, Consumers U.S. is no longer deemed to control Anchor for financial reporting purposes, and accordingly, effective July 1, 2001, began accounting for Anchor on an equity basis. Consumers U.S. is a guarantor of certain of indebtedness of Anchor. This guarantee is secured by a pledge of the stock of Anchor owned by Consumers U.S. As a result of this guarantee, Consumers U.S. continues to accrue the losses of Anchor in excess of the carrying amount of its investment in Anchor.

         Consumer U.S. is a holding company and has no direct operations. Its results are based upon the results of operations of Anchor as discussed below.

ANCHOR RESULTS OF OPERATIONS

         Net Sales. Net sales for the third quarter of 2001 were $190.1 million compared to $163.7 million for the third quarter of 2000, an increase of $26.4 million, or 16.1%. Net sales for the nine months ended September 30, 2001 were $539.5 million and $492.7 million for the comparable period of 2000. This $46.8 million, or 9.5%, increase in net sales was principally a result of the increase in shipment volume (10%), particularly in the beer product line, primarily associated with the Southeast Agreement (see "Liquidity and Capital Resources" below), the natural gas related price recovery program discussed below and general price increases. These increases were offset by a reduction in sales, occurring in the first six months of 2001, due to a change in the way certain packaging materials are sold to a certain customer. This change resulted in a comparable reduction in cost of products sold in 2001. Net sales for the nine months ended September 30, 2001, adjusted for the packaging change, would have increased by $70.6 million or 13%.

         Cost of Products Sold. Anchor's cost of products sold in the third quarter and first nine months of 2001 were $174.7 million and $503.5 million, respectively (or 91.9% and 93.3% of net sales), while the cost of products sold for the third quarter of 2000 and first nine months of 2000 were $150.6 million and $453.5 million, respectively (or 92.0% and 92.0% of net sales). This slight increase in the cost of products sold for the nine months ended September 30, 2001 as compared with the comparable period of 2000, principally reflects the increases in net sales noted above. In addition, Anchor has continued to experience significant increases in the cost of natural gas as compared to the same period of the preceding year. These increased prices for natural gas, the principal fuel for manufacturing glass, increased costs by approximately $18.2 million compared to the comparable period of 2000. In addition, the high costs of natural gas in December 2000 contributed to Anchor's decision to reduce manufacturing production in that month. The carryover effect of this decision resulted in approximately $1.0 million of unabsorbed overhead costs, negatively impacting results of operations in early 2001. In the second half of 2000, Anchor initiated a price recovery program for the escalating natural gas costs incurred. Approximately

$16.5 million was recovered through this program in the first nine months of 2001 and is included in net sales.

         Selling and Administrative Expenses. Selling and administrative expenses for the nine months ended September 30, 2001 were approximately $21.1 million (or 3.9% of net sales), while selling and administrative expenses for the comparable period of 2000 were $22.8 million (or 4.6% of net sales). This decrease is attributable to a focus on overall cost reduction, including reducing personnel related costs, data processing costs and support costs of related parties.

         Provision for related party accounts. As a result of Consumers' announcement of its intention to sell its Canadian glass producing assets to O-I, see Note 6 - Liquidity - Consumers, and Consumers' filing under the CCAA, Anchor recorded a charge to earnings during the quarter ended June 30, 2001, of $19.5 million ($26.3 million receivables and $1.8 million investment in common shares of Consumers, net of $8.6 million payables). This amount is recorded as a provision for related party accounts on the condensed statement of operations. Although Anchor has recorded this reserve, it is actively pursuing collection of its receivables and, accordingly, has filed a proof of claim against Consumers in its CCAA filing.

         Other Income (Expense), net. Other expense, net for the first nine months of 2001 was $0.2 million compared to other income, net of $6.3 million for the comparable period of 2000, which included the gain on sale of approximately $6.1 million of Anchor's previously closed Houston, Texas glass container manufacturing facility and certain related operating rights to Anheuser-Busch, Inc. ("Anheuser-Busch").

         Interest Expense. Interest expense for the nine months ended September 30, 2001 decreased approximately $0.2 million compared to the same period of 2000, due primarily to lower interest rates offset by higher average outstanding borrowings under the Replacement Credit Facility and less interest incurred on related party liabilities.

         Net Income (Loss). Anchor recorded income in the third quarter of 2001 of approximately $1.0 million as compared to a net loss of $4.2 million in the third quarter of 2000. This improvement in earnings results from increased sales volume, general price increases and reduced selling, general and administrative costs. Anchor had a year to date loss of $26.6 million compared to a net loss of $1.8 million in the prior year. Excluding the provision for related party accounts of $19.5 million, Anchor would have recorded a net loss of approximately $7.4 million in the first nine months of 2001. The results of the first nine months of 2000 included a gain on the sale of Anchor's previously closed Houston, Texas glass container manufacturing facility of approximately $4.1 million and a gain of approximately $2.0 million on the sale of certain operating rights related to the Houston, Texas facility, both included in Other income, net and a $2.3 million charge for settlement of litigation with Owens. Excluding these sales transactions, Anchor would have reported a loss of approximately $4.3 million in the nine months ended September 30, 2000. Taking all adjustments discussed above into account, the $1.5 million increase in earnings over the first nine months of the prior year can be attributed to the high cost of natural gas as discussed under "Costs of Products Sold".

     ANCHOR LIQUIDITY AND CAPITAL RESOURCES

         On August 3, 2001, Consumers, the majority owner of Anchor on a fully-diluted basis through Consumers U.S., and O-I announced an agreement whereby O-I would acquire Consumers' Canadian glass producing assets as well as the stock of Consumers U.S. Anchor was informed by its former chairman and chief executive officer, John J. Ghaznavi, that he entered into a non-binding letter of intent with O-I to purchase, individually or through an entity controlled by him, the shares of Consumers U.S. that O-I has agreed to purchase from Consumers. The Company understands that this arrangement has been recinded by O-I. The Ontario Superior Court of Justice approved the sale of Consumers' Canadian glass producing assets and the stock of Consumers U.S. to O-I on August 31, 2001. The asset sale was completed on October 1, 2001. O-I has not received regulatory approval to purchase the stock of Consumers U.S.

         Management of Anchor believes, upon the advice of its counsel, that the sale of the Canadian glass producing assets by Consumers to O-I does not constitute a "change in control" as defined in the Indentures governing Anchor's First Mortgage Notes and Senior Notes. Management of Anchor believes, upon the advice of its counsel, that the acquisition of the stock of Consumers U.S. by O-I or Mr. Ghaznavi will trigger a "change in control" as defined in the Indentures. Upon a "change in control" as defined in the Indentures, Anchor would be required to make an offer to repurchase all of the First Mortgage Notes and the Senior Notes at 101% of the outstanding principal amount plus accrued and unpaid interest. Anchor does not have the cash available to make this repurchase offer. The failure to make the offer would result in an event of default under the Indentures that would give the noteholders the right to accelerate the debt and is also a default under Anchor's Replacement Credit Facility and would create an event of default under various equipment leases. Consumers U.S. is a guarantor of the First Mortgage Notes. This guarantee is secured by a pledge of the stock of Anchor owned by Consumers U.S.

         In addition, G&G and one of its affiliates have pledged common shares of Consumers that they own as collateral for certain indebtedness guaranteed by G&G. This indebtedness, together with the common shares of Consumers pledged as collateral, has been assigned to Fevisa, a Mexican company in which G&G has a 25% ownership interest. Certain defaults on the indebtedness have occurred which give Fevisa the right to foreclose on those common shares. Such a foreclosure would also trigger a "change in control" as defined in the Indentures. Fevisa has agreed to forbear on a day-to-day basis from the exercise of its foreclosure rights. If Fevisa exercises its foreclosure rights, such event would also constitute a "change in control" and require Anchor to make a repurchase offer for the First Mortgage Notes and the Senior Notes, which as described in the foregoing paragraph, Anchor would be unable to do.

         On August 13, 2001, the Board of Directors of Anchor formed an independent committee to review, among other things, (i) the proposed sale of Consumers' assets, including the Consumers U.S. stock, to O-I, (ii) the subsequent proposed sale of the Consumers U.S. stock to Mr. Ghaznavi, (iii) the settlement documents with Owens related to the patent litigation and (iv) the refinancing or restructuring of the First Mortgage Notes and the Senior Notes and what action, if any, to take in connection therewith.

         On September 26, 2001, Anchor filed a complaint in the United States Federal District Court in Tampa, Florida against O-I seeking an injunction against O-I from acquiring indirectly the majority equity interest in Anchor from Consumers or statutory treble damages in lieu thereof. In its complaint, Anchor alleges that the proposed acquisition by O-I would violate U.S. and Florida antitrust laws as well as tortiously interfere with Anchor's Indentures. On October 2, 2001, O-I agreed with Anchor that it would not acquire the stock of Consumers U.S. until 60 days from the time O-I gives Anchor notice that it has made a filing with the FTC. To date, Anchor has not received notice from O-I that a filing with the FTC has been made.

         The foregoing represents significant uncertainties as to the future financial position of Anchor. As a result of the uncertainties surrounding the Consumers restructuring and its impact on Anchor, the Company's outside auditors have rendered a qualified opinion on the Company's and Anchor's financial statements for the year ended December 31, 2000. The failure by Anchor to obtain an unqualified opinion on its financial statements was an event of default under the Loan and Security Agreement, for which Anchor received a waiver.

         As a result of Consumers announcement of its intention to sell its Canadian glass producing assets to O-I, and Consumers' filing under the CCAA, Anchor recorded a charge to earnings in the second quarter of 2001, of $19.5 million ($26.3 million receivables and $1.8 million investment in common shares of Consumers, net of $8.6 million payables). This amount is recorded as a provision for related party accounts on the condensed statement of operations. Although Anchor has recorded this reserve, it is actively pursuing collection of its receivables and, accordingly, has filed a proof of claim against Consumers in its CCAA filing.

         In the first nine months of 2001, operating activities provided $19.7 million in cash as compared to $18.5 million of cash provided in the same period of 2000. This increase in cash provided reflects the slight decline in earnings (before unusual charges/income) and changes in working capital items. Accounts receivable at September 30, 2001 increased approximately $25.2 million (notwithstanding the provision for related party receivables) as compared with the 2000 year end, consistent with the increase in net sales. Inventory levels decreased approximately $19.0 million in 2001. Anchor has reduced accounts payable approximately $5.5 million since December 31, 2000 and contributed approximately $7.4 million to its defined benefit pension plan. Cash outlays for natural gas purchases in the nine months ended September 30, 2001 increased approximately $18.2 million over the 2000 levels for the comparable periods, as a result of the increased prices for natural gas. In the second half of 2000, Anchor initiated a price recovery program for the escalating natural gas costs incurred. Approximately $16.5 million was recovered through this program in 2001.

         Cash consumed in investing activities for the first nine months of 2001 and 2000 were $14.9 million and $17.0 million, respectively. Capital expenditures in the nine months ended September 30, 2001 were $26.2 million compared to $28.4 million in the same period of 2000. To fund capital expenditures as provided for under the terms of the Indentures, Anchor applied cash deposited into escrow, of $13.3 million and $18.3 million, respectively, in the first nine months of 2001 and 2000. These escrowed funds were the proceeds of sale and sale-leaseback transactions in 1999, 2000 and 2001.

         In conjunction with the Anchor Acquisition, Anchor entered into a credit agreement providing for the $110.0 million Original Credit Facility. In October 2000, Anchor replaced the Original Credit Facility with a credit facility under a Loan and Security Agreement dated as of October 16, 2000, with Bank of America, National Association, as agent, to provide the $100.0 million Replacement Credit Facility. The Replacement Credit Facility enables Anchor to obtain revolving credit loans for working capital purposes and the issuance of letters of credit for its account in an aggregate amount not to exceed $100.0 million. Advances outstanding at any one time cannot exceed an amount equal to the borrowing base as defined in the Loan and Security Agreement.

         At October 15, 2001, advances outstanding under the Replacement Credit Facility were $58.2 million, borrowing availability was $16.0 million and total outstanding letters of credit on this facility were $7.2 million. Net cash of $5.4 million was used in financing activities in the first nine months of 2001, principally reflecting borrowings under the Replacement Credit Facility.

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

         In September 1998, G&G entered into an agreement to purchase a controlling interest in a European glass manufacturer and advanced approximately $17.3 million toward that end. The G&G Loan was funded by G&G through a loan from Anchor to G&G of approximately $17.3 million in September 1998. The funds for the G&G Loan were obtained through a borrowing under the Original Credit Facility. The G&G Loan was evidenced by a promissory note that originally matured in January 1999. There is a disagreement among the Anchor directors as to the propriety of the extension of the original maturity date for the G&G Loan beyond January 1999. See Part II - Item 1. Legal Proceedings. The transaction to purchase a controlling interest in the European glass manufacturer has not closed. Should the transaction not close, the seller is obligated to return the advance to G&G. G&G has demanded the return of the advance plus interest accrued to date and related costs including the devaluation of the Deutschemark. Discussions have been held, but as of this date outstanding issues have not been resolved. In March 2000, G&G commenced an arbitration proceeding against the seller of the European glass manufacturer in accordance with the terms of the agreement to secure a return of the advance. A hearing was held in June 2001, with a follow-up hearing held in August 2001. No decision has been rendered and the outcome of this proceeding is uncertain. In connection with the pledge by Anchor of the note issued pursuant to the G&G Loan to Bank of America, National Association, as agent under the Loan and Security Agreement, the original promissory note issued pursuant to the G&G Loan was replaced by the Replacement Note. G&G has provided security against the Replacement Note to Bank of America, National Association, as agent under the Loan and Security Agreement. The maturity date of the Replacement Note is October 31, 2003. Interest on the Replacement Note is payable at the interest rate payable by Anchor on advances under the Loan and Security Agreement plus 0.5% and has been paid through September 2000. Unpaid interest of $1.7 million is due for the period October 1, 2000 through September 30, 2001. Various rights, including the right to enforce the obligations under the Replacement Note were assigned by Anchor to Bank of America, National Association. Any property received by G&G in respect of the arbitration proceeding has been pledged by G&G to Bank of America, National Association, and will be used to repay outstanding borrowings under the Loan and Security Agreement. There is a disagreement among the Anchor directors as to the propriety of the assignment of those rights, the pledge of those proceeds and the replacement of the original promissory note with the Replacement Note. See Part II - Item 1. Legal Proceedings.

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

         Anchor expects significant expenditures in the remainder of 2001, including interest expense on the First Mortgage Notes (approximately $8.4 million paid October 1, 2001), the Senior Notes (approximately $2.5 million paid September 15, 2001) and advances under the Replacement Credit Facility, capital expenditures of approximately $14.0 million and payment of the $2.9 million litigation settlement as discussed in Part II - Item 1. Legal Proceedings. As a result of the higher gas prices in 2001, Anchor estimates that its cash outlays for purchases of natural gas, based on current natural gas prices, will increase by approximately $14 million over 2000 levels. Anchor has significantly offset this impact through the cost recovery program implemented in 2000. Natural gas costs, however, have softened considerably in recent months, but there is no assurance that this trend will continue. Peak needs are in spring and fall at which time working capital borrowings are estimated to be $20.0 million higher than at other times of the year.

         There are currently a number of litigations pending which may consume a portion of Anchor's liquidity. See Part II - Item 1. Legal Proceedings.

         Anchor's results of operations were significantly impacted by the cost of natural gas in 2000 and in the first nine months of 2001. This is a variable cost over which Anchor has little control. Significant increases in natural gas or energy costs could materially impact Anchor's results of operations or liquidity plans in 2001.

         Anchor's principal sources of liquidity through 2001 are expected to continue to be funds derived from operations, borrowings under the Replacement Credit Facility and proceeds from sales of discontinued manufacturing facilities. Because of the change in control that would occur upon consummation of the sale of Consumers U.S. stock from Consumers to O-I, Anchor may not have the ability to borrow additional funds. Substantially all of its assets have been pledged and Anchor may be unable to raise needed cash from the sale of discontinued manufacturing facilities or other assets. Anchor's plans to increase liquidity include continuation of its cost reduction efforts, continuation of its natural gas cost recovery program, as well as increased sales from its supply agreements with major customers. No assurance can be given that Anchor can accomplish these plans.

         Cash flows from operations depend on future operating performance which is subject to prevailing conditions and to financial, business and other factors, many of which are beyond Anchor's control. Should Anchor suffer material adverse conditions from the issues discussed above, additional measures may be required. This may include sales of assets and/or consideration of other strategic alternatives. No assurance can be given that Anchor will have sufficient liquidity either from internally generated sources or external borrowings to continue its operations and to meet its obligation as they come due. If future operations result in noncompliance with the fixed charge coverage ratio test under the Replacement Credit Facility or various equipment leases, Anchor would seek a waiver; however, there can be no assurance that such a waiver would be granted.

     IMPACT OF INFLATION

         The impact of inflation on the costs of Anchor, and the ability to pass on cost increases in the form of increased sales prices, is dependent upon market conditions. While the general level of inflation in the domestic economy has been relatively low, Anchor has experienced significant cost increases in specific materials and energy, primarily due to the abnormally high energy costs experienced during the year, and has not been fully able to pass on inflationary cost increases to its customers for several years, although it did realize some price relief in 2001.

     SEASONALITY

         Due principally to the seasonal nature of the brewing, iced tea and other beverage industries, in which demand is stronger during the summer months, Anchor's shipment volume is typically higher in the second and third quarters. Consequently, Anchor will build inventory during the first quarter in anticipation of seasonal demands during the second and third quarters. In addition, Anchor has historically scheduled shutdowns of its plants for furnace rebuilds and machine repairs in the first and fourth quarters of the year to coincide with scheduled holiday and vacation time under its labor union contracts. These shutdowns normally adversely affect profitability during the first and fourth quarters, however Anchor has in the past and will continue in the future to implement alternatives to reduce downtime during these periods in order to minimize disruption to the production process and its negative effect on profitability.

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

         -    the Company's and Anchor's liquidity and capital resources,

         - the Company's and Anchor's debt levels and ability to obtain financing and service debt,

         -    competitive pressures and trends in the glass container industry,

         -    prevailing interest rates,

         -    legal proceedings and regulatory matters, and

         -    general economic conditions.

         Forward-looking statements involve risks and uncertainties (including, but not limited to, economic, competitive, governmental and technological factors outside the control of the Company) that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties may include the restructuring of Consumers and the proposed sale of Consumers U.S. stock to O-I; the highly competitive nature of the glass container industry and the intense competition from makers of alternative forms of packaging; the fluctuation in the price of natural gas; Anchor's focus on the beer industry and its dependence on certain key customers; the seasonal nature of brewing, iced tea and other beverage industries; Anchor's dependence on certain executive officers; and changes in environmental and other government regulations. Anchor operates in a very competitive environment in which new risk factors can emerge from time to time. It is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Anchor's Replacement Credit Facility is subject to variable interest rates. A change in interest rates could have an impact on results of operations. Anchor's long-term debt instruments are subject to fixed interest rates and, in addition, the amount of principal to be repaid at maturity is also fixed. Therefore, Anchor is not subject to market risk from its long-term debt instruments. Less than 1% of Anchor's sales are denominated in currencies other than the U.S. dollar, and Anchor does not believe its total exposure to be significant. Anchor hedges certain of its estimated natural gas purchases, typically over a maximum of six to twelve months, through the purchase of natural gas futures. Also, Anchor may enter into put options for purchases of natural gas. Accounting for these derivatives may increase volatility in earnings.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On October 5, 2001 an action was filed by Consumers U.S., in the Court of Chancery of the State of Delaware in and for New Castle County against Anchor and certain members of its Board of Directors. The action alleges, among other things, that the Rights Plan adopted by the Anchor Board of Directors on September 26, 2001, and the amendment dated September 27, 2001, is unlawful and that certain members of the board breached their fiduciary duties of loyalty, good faith and care and have acted unlawfully in adopting the rights plan. Through this action in the Delaware court, Consumers U.S. seeks injunctive relief to, among other things, prevent the application of the Rights Plan to a proposed sale of the stock of Consumers U.S. to O-I. The complaint also seeks declaratory relief and damages with respect to the actions associated with the adoption of the Rights Plan by Anchor. The scope of the rights and the holders of the rights may be affected by any final judgment entered in such action. Anchor intends to vigorously defend the claims alleged in the action. On October 11, 2001 O-I filed a similar action, alleging, among other things, that the Rights Plan adopted by the Anchor Board of Directors is unlawful.

         On September 26, 2001, Anchor filed a complaint in the United States Federal District Court in Tampa, Florida against O-I seeking an injunction against O-I from acquiring the majority equity interest in Anchor from Consumers or statutory treble damages in lieu thereof. In its complaint, Anchor alleges that the proposed acquisition by O-I would violate Federal and Florida antitrust laws as well as tortiously interfere with Anchor's Indentures. On October 2, 2001, O-I agreed with Anchor that it would not acquire the stock of Consumers U.S. until 60 days from the time O-I gives Anchor notice that it has made a filing with the FTC. To date, Anchor has not received notice from O-I that a filing with the FTC has been made.

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

         On June 22, 2001, the stockholders of Anchor identified in the preceding paragraph of this Item 1 commenced an action against Anchor in the Court of Chancery of the State of Delaware in and for New Castle County. The plaintiffs are seeking an order directing that Anchor hold an annual meeting for the election of directors and setting the time and place for the meeting, and directing that the entire board of directors stand for election at that meeting. On October 25, 2001, the court ruled that the fifteen classified directors of Anchor should stand for re-election. If a majority of the continuing directors, as defined in the Indentures, are not re-elected, it may result in a "change in control" as defined in the Indentures.

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

         On November 6, 2000, Anchor and its affiliates, including Consumers, reached a settlement concerning all aspects of the Owens dispute. As part of the settlement, Owens will grant Anchor and its affiliates a limited license through 2005. The limited license will cover technology in place during the term of the TALA, at the same royalty rate as in the TALA. Upon expiration of the limited license, Anchor and its affiliates, including Consumers, will receive a paid-up license for that technology. Documentation for the settlement (including mutual releases) and the limited license agreement is being negotiated. Anchor believes that it has reached agreement with Owens on all of the terms of the definitive documentation of the settlement. Under the settlement, Anchor, Consumers and GGC will pay an aggregate of $5.0 million to Owens. Anchor estimated its allocation of this settlement to be $2.9 million, based on sales and machine installations. Consumers, GGC and another affiliate will receive a refund of $1.2 million, in the aggregate, of royalties paid previously under protest. Consummation of the settlement will terminate all litigation over the matter, including the federal court suit and an overseas lawsuit, as well as arbitration proceedings. The special committee of the Board has been directed by the Board to review the terms of this settlement and the terms of the sale by Consumers to O-I.

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

                                             CONSUMERS U.S., INC.



Date:  November 14, 2001                     /s/ Graeme Eadie
                                             -----------------------
                                             Graeme Eadie
                                             Duly Authorized Officer